Form 10QSB
period 1998-06-30
POINTE FINANCIAL CORP
filed 1998-08-12
CIK 917331

--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
----     Act of 1934


              For the quarterly period ended June 30, 1998

____     Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from _____ to _____

Commission file number 0-24433

                          POINTE FINANCIAL CORPORATION
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                         65-0451402
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                   Identification No.)

                              21845 Powerline Road
                            Boca Raton, Florida 33433
                    (Address of Principal Executive Offices)

                                 (561) 368-6300
                (Issuer's Telephone Number, Including Area Code)


         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES ____   NO X

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                 2,252,722 shares
--------------------------------------         -------------------------------
               (class)                          Outstanding at August 7, 1998

   Transitional small business disclosure format (check one):

YES ____   NO X

--------------------------------------------------------------------------------

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I. Financial Information
   Item 1. Financial Statements                                                                              Page
                                                                                                             ----
     Condensed Consolidated Balance Sheets -
       At June 30, 1998 (unaudited) and December 31, 1997.......................................................2

     Condensed Consolidated Statements of Earnings -
       Three and Six Months ended June 30, 1998 and 1997 (unaudited)............................................3

     Condensed Consolidated Statements of Comprehensive Income -
       Three and Six Months ended June 30, 1998 and 1997 (unaudited)............................................4

     Condensed Consolidated Statement of Stockholders' Equity -
       Six Months ended June 30, 1998 (unaudited)...............................................................5

     Condensed Consolidated Statements of Cash Flows -
       Six Months ended June 30, 1998 and 1997 (unaudited)....................................................6-7

     Notes to Condensed Consolidated Financial Statements (unaudited)........................................8-11

   Item 2. Management's Discussion and Analysis or Plan of Operation .......................................12-16

Part II. Other Information

   Item 4. Submission of Matters to a Vote of Security Holders.................................................17

   Item 5.  Other Information..................................................................................17

   Item 6. Exhibits and Reports on Form 8-K....................................................................17

SIGNATURES.....................................................................................................18

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                       At
                                                                                         -----------------------------
                                                                                           June 30,        December 31,
    Assets                                                                                   1998              1997
                                                                                         ----------        -----------
                                                                                         (Unaudited)
Cash and due from banks                                                                  $    2,636             2,272
Interest bearing deposits with banks                                                          7,478               303
                                                                                          ---------          --------

            Total cash and cash equivalents                                                  10,114             2,575

Securities available for sale                                                                41,150            22,745
Securities held to maturity                                                                   9,610             7,764
Loans receivable, net of allowance for loan losses of $983
    in 1998 (unaudited) and $848 in 1997                                                    116,396           105,653
Loans held for sale                                                                               -             4,443
Accrued interest receivable                                                                   1,321             1,027
Premises and equipment, net                                                                   1,183             1,225
Restricted securities:
    Federal Home Loan Bank stock                                                              1,235             1,271
    Federal Reserve Bank stock                                                                  299               299
Foreclosed real estate                                                                          110               105
Deferred income tax asset                                                                       214               224
Other assets                                                                                    462               509
                                                                                         ----------         ---------

            Total                                                                         $ 182,094           147,840
                                                                                         ==========         =========

    Liabilities and Stockholders' Equity

Liabilities:
    Demand deposits                                                                          17,448            12,136
    Savings and NOW deposits                                                                 13,490             9,834
    Money-market deposits                                                                    40,499            38,326
    Time deposits                                                                            66,844            64,699
                                                                                         ----------         ---------

            Total deposits                                                                  138,281           124,995

    Official checks                                                                           3,031             1,320
    Other borrowings                                                                          3,891             1,791
    Advances from Federal Home Loan Bank                                                      8,000             4,400
    Accrued interest payable                                                                    720               673
    Advance payments by borrowers for taxes and insurance                                     1,030               333
    Other liabilities                                                                           531               483
                                                                                         ----------         ---------

            Total liabilities                                                               155,484           133,995
                                                                                         ----------         ---------

Stockholders' equity:
    Convertible preferred stock                                                                   -                 1
    Common stock                                                                                 22                 8
    Additional paid-in capital                                                               23,133            10,935
    Retained earnings                                                                         3,625             3,039
    Accumulated other compensation income, unrealized loss on securities
        available for sale, net of taxes of $103 in 1998 (unaudited) and $83 in 1997           (170)             (138)
                                                                                         ----------         ---------

            Total stockholders' equity                                                       26,610            13,845
                                                                                         ----------         ---------

            Total                                                                         $ 182,094           147,840
                                                                                         ==========         =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                  (Dollars in thousands, except share amounts)

                                                                   Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                           ------------------------------------------------------------
                                                                   1998             1997           1998           1997
                                                                   ----             ----           ----           ----
                                                                         (Unaudited)                   (Unaudited)
Interest income:
    Loans receivable                                       $        2,651          2,267          5,149          4,514
    Securities available for sale                                     475            549            876          1,092
    Securities held to maturity                                       110            129            226            270
    Other interest-earning assets                                      25             19             32             53
                                                            -------------    -----------    -----------   ------------

          Total interest income                                     3,261          2,964          6,283          5,929
                                                            -------------    -----------    -----------   ------------

Interest expense:
    Deposits                                                        1,448          1,267          2,888          2,544
    Borrowings                                                        169            337            270            639
                                                            -------------    -----------    -----------   ------------

          Total interest expense                                    1,617          1,604          3,158          3,183
                                                            -------------    -----------    -----------   ------------

Net interest income                                                 1,644          1,360          3,125          2,746

          Provision for loan losses                                   100              -            165             11
                                                            -------------    -----------    -----------   ------------

Net interest income after provision for loan losses                 1,544          1,360          2,960          2,735
                                                            -------------    -----------    -----------   ------------

Noninterest income:
    Service charges on deposit accounts                               196            115            391            227
    Loan servicing fees                                                13             25             29             46
    Net gains from sale of loans and loan servicing rights             31             92            100            187
    Net realized gains on sale of securities available for sale         -             18              2             22
    Other                                                             117             80            199            172
                                                            -------------    -----------    -----------   ------------

          Total noninterest income                                    357            330            721            654
                                                            -------------    -----------    -----------   ------------

Noninterest expenses:
    Salaries and employee benefits                                    708            646          1,409          1,345
    Occupancy expense                                                 233            254            493            538
    Advertising and promotion                                         101             64            160            115
    Professional fees                                                  25             26             49             26
    Federal deposit insurance premiums                                 14             22             28             33
    Data processing                                                    55             91            125            199
    Other                                                             273            289            453            464
                                                            -------------    -----------    -----------   ------------

          Total noninterest expenses                                1,409          1,392          2,717          2,720
                                                            -------------    -----------    -----------   ------------

          Earnings before income taxes                                492            298            964            669

          Income taxes                                                180            113            351            252
                                                            -------------    -----------    -----------   ------------

          Net earnings                                      $         312            185            613            417
                                                            =============    ===========    ===========   ============

Earnings per share:
    Basic                                                   $         .21            .12            .43            .31
                                                            =============    ===========    ===========   ============

    Diluted                                                 $         .20            .11            .42            .28
                                                            =============    ===========    ===========   ============

Weighted-average shares outstanding for basic                   1,506,164      1,222,209      1,378,057      1,220,630
                                                            =============    ===========    ===========   ============

Weighted-average shares outstanding for diluted                 1,523,778      1,336,223      1,395,799      1,334,547
                                                            =============    ===========    ===========   ============

Dividends per share                                         $           -              -              -              -
                                                            =============    ===========    ===========   ============


See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statements of Comprehensive Income
                                 (In thousands)

                                                                 Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                               ---------------------            -------------------
                                                                 1998          1997             1998           1997
                                                                 ----          ----             ----           ----
                                                                     (Unaudited)                    (Unaudited)
Net earnings                                                    $ 312            185            613            417

Other comprehensive income-
    Change in unrealized losses arising during period,
      net of tax (benefit) of $16 and $61 for the
      three months ended June 30, 1998 and 1997
      (unaudited), and $(20) and $1 for the six
      months ended June 30, 1998 and 1997
      (unaudited)                                                 41            132            (32)             4
                                                                -----            ---            ---          -----

Comprehensive income                                            $ 353            317            581            421
                                                                =====            ===            ===          =====




See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 1998
                  (Dollars in thousands, except share amounts)


                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                                                                           Income,
                                                                                           Unrealized
                                                                                            Loss on
                                       Convertible              Additional                 Securities         Total
                                        Preferred     Common     Paid-In       Retained     Available     Stockholders'
                                         Stock        Stock      Capital       Earnings     for Sale         Equity
                                       -----------    ------    ----------     --------    ----------     ------------
Balance at December 31, 1997             $ 1             8        10,935         3,039         (138)          13,845

Three-for-two stock split (416,626
         shares) (unaudited)               -             4            (4)            -            -                -

Stock dividends on preferred stock
         (1,410 shares) (unaudited)        -             -            27           (27)           -                -

Proceeds from issuance of preferred
         stock, net of offering costs
         (500 shares) (unaudited)          -             -            10             -            -               10

Conversion of preferred stock (56,026
         shares) to common stock
         (126,026 shares) (unaudited)     (1)            1             -             -            -                -

Proceeds from issuance of common
         stock, net of offering costs
         (878,342 shares) (unaudited)      -             9        12,165             -            -           12,174

Other comprehensive income
         (unaudited)                       -             -             -             -          (32)             (32)

Net earnings (unaudited)                   -             -             -           613            -              613
                                       -----         -----     ---------        ------        -----         --------

Balance at June 30, 1998
         (unaudited)                    $  -            22        23,133         3,625         (170)          26,610
                                       =====         =====     =========        ======        =====         ========



See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                           ---------------------------
                                                                                                1998            1997
                                                                                                ----            ----
                                                                                                     (Unaudited)
Cash flows from operating activities:
    Net earnings                                                                              $   613             417
    Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities:
        Provision for loan losses                                                                 165              11
        Depreciation and amortization                                                             164             207
        Provision for deferred income taxes                                                        30             390
        Net amortization of fees, premiums, discounts and other                                    63               4
        Gain on sale of securities available for sale                                              (2)            (22)
        Gain on sale of loans and loan servicing rights                                          (100)           (187)
        Gain on sale of foreclosed real estate                                                    (24)            (33)
        Originations of loans held for sale                                                         -          (7,267)
        Proceeds from sale of loans held for sale                                               4,543           1,741
        Decrease in other assets                                                                   47             744
        Increase in accrued interest receivable                                                  (294)            (80)
        Increase in official checks                                                             1,711             594
        Increase (decrease) in accrued interest payable                                            47            (182)
        Increase (decrease) in other liabilities                                                   48            (182)
                                                                                            ---------       ---------

            Net cash provided by (used in) operating activities                                 7,011         ( 3,845)
                                                                                            ---------       ---------

Cash flows from investing activities:
    Purchase of securities available for sale                                                 (29,073)         (4,162)
    Purchase of securities held to maturity                                                    (2,100)              -
    Proceeds from sale of available-for-sale securities                                         9,549           3,347
    Principal repayments on securities available for sale                                          46             724
    Principal repayments on securities held to maturity                                           259             258
    Maturities of securities available for sale                                                 1,000           1,000
    Net increase in loans                                                                     (11,204)           (326)
    Proceeds from sale of foreclosed real estate                                                  270             284
    Net decrease in restricted securities                                                          36               -
    Purchase of premises and equipment, net                                                      (122)           (173)
                                                                                            ---------       ---------

            Net cash (used in) provided by investing activities                               (31,339)            952
                                                                                            ---------       ---------

Cash flows from financing activities:
    Net increase (decrease) in demand, savings, NOW and money-market deposits                  11,141            (455)
    Net increase (decrease) in time deposits                                                    2,145             (63)
    Net increase in Federal Home Loan Bank advances                                             3,600          18,316
    Net increase (decrease) in other borrowings                                                 2,100         (19,768)
    Increase in advance payments by borrowers for taxes and insurance                             697             908
    Net proceeds from issuance of preferred stock                                                  10             188
    Net proceeds from issuance of common stock                                                 12,174              42
    Cash dividends paid on preferred stock                                                          -             (37)
                                                                                            ---------       ---------

            Net cash provided by (used in) financing activities                                31,867            (869)
                                                                                            ---------       ---------

                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                            -------------------------
                                                                                              1998            1997
                                                                                              ----            ----
                                                                                                     (Unaudited)

Net increase (decrease) in cash and cash equivalents                                            7,539          (3,762)

Cash and cash equivalents at beginning of period                                                2,575           6,663
                                                                                             --------       ---------

Cash and cash equivalents at end of period                                                   $ 10,114           2,901
                                                                                             ========       =========

Supplemental disclosure of cash flow information: Cash paid during the period for:
        Interest                                                                             $  3,111           3,365
                                                                                             ========       =========

        Income taxes                                                                         $    420              10
                                                                                             ========       =========

    Noncash transactions:
        Reclassification of loans receivable to foreclosed real estate                       $    251              57
                                                                                             ========       =========

        Reclassification of foreclosed real estate to loans receivable                       $      -              68
                                                                                             ========       =========

        Accumulated other comprehensive income, change in unrealized
            loss on securities available for sale                                            $    (52)              5
                                                                                             ========       =========

        Stock dividends paid on preferred stock                                              $     27               -
                                                                                             ========       =========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


1. General. In the opinion of the management of Pointe Financial Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 1998, the results of operations for the three- and six-month periods ended June 30, 1998 and 1997 and cash flows for the six-month periods ended June 30, 1998 and 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

        Pointe Financial Corporation (the "Holding Company") was formed in September 1993 and received approval from the appropriate authorities to become both a savings and loan holding company and a bank holding company. Prior to April 14, 1997, the Holding Company owned 100% of Pointe Federal Savings Bank ("Pointe Federal"), a federally-chartered thrift, Pointe Bank (the "Bank"), a state-chartered commercial bank and Pointe Financial Services, Inc., (collectively the "Company"). On April 14, 1997, Pointe Federal was merged into the Bank. The Bank provides a wide range of community banking services to small and middle-market businesses and individuals through its three banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary.

        The accompanying condensed consolidated financial statements include the Holding Company and its subsidiaries. The Holding Company's primary business activity is the ownership of the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

                                                                      Three Months Ended             Six Months Ended
                                                                           June 30,                       June 30,
                                                                  ------------------------         -------------------
                                                                    1998           1997            1998          1997
                                                                    ----           ----            ----          ----
            Balance at beginning of period                         $ 913            830             848           777
            Provision charged to earnings                            100              -             165            11
            (Charge-offs), net of recoveries                         (30)             4             (30)           46
                                                                   -----          -----            ----          ----

            Balance at end of period                               $ 983            834             983           834
                                                                   =====          =====            ====          ====

    The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                   Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                 -----------------------       ----------------------
                                                                   1998           1997            1998          1997
                                                                   ----           ----            ----          ----
            Average investment in impaired loans                 $ 1,262            107           1,264           108
                                                                 =======          =====         =======         =====
            Interest income recognized on impaired
                loans                                            $    55              -              73             -
                                                                 =======          =====         =======         =====
            Interest income received on impaired
                loans                                            $    55              -              73             -
                                                                 =======          =====         =======         =====

                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

3. Earnings Per Share. Earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, because there was no active trading market until June 18, 1998, for the Company's common stock, the average book value per share was used through that date. For the period June 18, 1998 to June
         30, 1998, average quoted market prices were used. For the three and six months ended June 30, 1998 and 1997 outstanding stock options are considered dilutive securities for purposes of calculating diluted earnings per share. The following table presents the calculations of earnings per share ($ in thousands, except per share amounts).

                                                                           Three Months Ended June 30,
                                            ------------------------------------------------------------------------------------
                                                                  1998                                   1997
                                            -------------------------------------------  ---------------------------------------
                                              Earnings          Shares        Per Share   Earnings        Shares       Per Share
                                             (Numerator)     (Denominator)     Amount    (Numerator)   (Denominator)     Amount
                                             ----------      ------------     ---------   ---------     -----------    ---------
        Basic Earnings Per Share:
            Net earnings                      $ 312                                         185
            Less preferred
              stock dividends                     -                                         (37)
                                            -------                                       -----
            Net earnings available
              to common
              stockholders                      312         1,506,164       $ .21           148         1,222,209       $ .12
                                                                            =====                                       =====
        Effect of dilutive
          securities-
            Incremental shares
              from assumed
              exercise of
              options                                          17,614                                       4,551
            Incremental shares
              from assumed
              conversion of
              preferred stock                                       -                                     109,463
                                                            ---------                                   ---------

        Diluted Earnings Per Share:
            Net earnings available
              to common
              stockholders
              and assumed
              conversions                     $ 312         1,523,778       $ .20         $ 148         1,336,223       $ .11
                                         ==========         =========       =====         =====         =========       =====



                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES


                                                                         Six Months Ended June 30,
                                          ------------------------------------------------------------------------------------
                                                                1998                                   1997
                                          -------------------------------------------  ---------------------------------------
                                            Earnings          Shares        Per Share   Earnings        Shares       Per Share
                                           (Numerator)     (Denominator)     Amount    (Numerator)   (Denominator)     Amount
                                           ----------      ------------     ---------   ---------     -----------    ---------
        Basic Earnings Per Share:
            Net earnings                     $ 613                                         417
            Less preferred
              stock dividends                  (27)                                        (37)
                                             -----                                       -----
            Net earnings available
              to common
              stockholders                     586         1,378,057       $ .43           380         1,220,630       $ .31
                                                                           =====                                       =====

        Effect of dilutive
          securities-
            Incremental shares
              from assumed
              exercise of
              options                                         17,742                                       4,454
        Incremental shares
              from assumed
              conversion of
              preferred stock                                      -                                     109,463
                                                           ---------                                   ---------

        Diluted Earnings Per Share:
            Net earnings available
              to common
              stockholders
              and assumed
              conversions                    $ 586         1,395,799       $ .42         $ 380         1,334,547       $ .28
                                             =====         =========       =====         =====         =========       =====

4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 1998 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                         Regulatory
                                                                                            Actual       Requirement
                                                                                            ------       -----------
            Total capital to risk-weighted assets                                          20.96%           8.00%
            Tier I capital to risk-weighted assets                                         19.99%           4.00%
            Tier I capital to total assets - leverage ratio                                11.17%           4.00%

                                       10

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

5. Impact of New Accounting Standard. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards 130 - Reporting Comprehensive Income ("SFAS No. 130") which establishes standards for reporting comprehensive income. The Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The adoption of SFAS No. 130 had no significant effect on the Company's financial position at June 30, 1998 or results of operation for the three and six months then ended.

6. Future Accounting Requirements. Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt this Statement January 1, 2000. Management does not anticipate that this Statement will have a material impact on the Company.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Item 2. Management's Discussion and Analysis or Plan of Operation

                Comparison of June 30, 1998 and December 31, 1997

Liquidity and Capital Resources
    The Company's primary source of cash during the six months ended June 30, 1998 was from proceeds from the issuance of common stock totaling $12.2 million, net deposit inflows of $13.3 million and proceeds from the sale of securities available-for-sale of $9.5 million. Cash was used primarily for net loan originations of $11.2 million and the purchase of securities totaling $31.2 million. At June 30, 1998, the Company had outstanding commitments to originate loans of $10.8 million. It is expected that these requirements will be funded from the sources described above. At June 30, 1998, the Bank exceeded its regulatory liquidity requirements.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                    Six Months                        Six Months
                                                                      Ended        Year Ended            Ended
                                                                     June 30,      December 31,        June 30,
                                                                      1998             1997              1997
                                                                   -------------  --------------   --------------
        Average equity as a percentage
           of average assets                                             9.44%         8.58%            8.42%

        Equity to total assets at end of period                         14.61%         9.36%            8.64%

        Return on average assets (1)                                      .76%          .60%             .55%

        Return on average equity (1)                                     8.09%         7.04%            6.55%

        Noninterest expense to average assets (1)                        3.39%         3.62%            3.60%

        Nonperforming loans and foreclosed real estate to
           total assets at end of period                                 1.32%         1.76%             .89%


        -----------------------------

        (1)  Annualized for the six months ended June 30, 1998 and 1997.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; (v) net interest margin; and (vi) ratio of average interest-earning asset to average interest-bearing liabilities.

                                                                          Three Months Ended June 30,
                                                   ------------------------------------------------------------------
                                                                     1998                            1997
                                                   ---------------------------------   ------------------------------
                                                                Interest    Average                 Interest  Average
                                                      Average     and       Yield/       Average      and      Yield/
                                                      Balance   Dividends    Rate        Balance   Dividends    Rate
                                                      -------   ---------   -------      -------   ---------  -------
                                                                              ($ in Thousands)
Interest-earning assets:
   Loans                                            $ 113,531       2,651      9.34%   $  99,319     2,267     9.13%
   Securities                                          40,803         585      5.74       42,829       678     6.33
   Other interest-earning assets (1)                    1,762          25      5.68        1,512        19     5.03
                                                     --------      ------               --------    ------

       Total interest-earning assets                  156,096       3,261      8.36      143,660     2,964     8.25
                                                                   ------                           ------

   Noninterest-earning assets (2)                      11,295                              7,752
                                                    ---------                          ---------

       Total assets                                 $ 167,391                          $ 151,412
                                                    =========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits                            10,818          38      1.41       10,659        53     1.99
   Money-market deposits                               39,495         456      4.62       36,478       422     4.63
   Time deposits                                       66,947         954      5.70       56,849       792     5.57
   Other borrowings                                    12,499         169      5.41       23,363       337     5.77
                                                      -------      ------                -------    ------

       Total interest-bearing liabilities             129,759       1,617      4.99      127,349     1,604     5.04
                                                                   ------                           ------

   Demand deposits                                     15,639                              9,610
   Noninterest-bearing liabilities                      5,657                              1,639
   Stockholders' equity                                16,336                             12,814
                                                    ---------                          ---------

       Total liabilities and
           stockholders' equity                     $ 167,391                          $ 151,412
                                                    =========                          =========

Net interest income                                               $ 1,644                          $ 1,360
                                                                  =======                          =======

Interest-rate spread (3)                                                       3.37%                           3.21%
                                                                               ====                            ====

Net interest margin (4)                                                        4.21%                           3.79%
                                                                               ====                            ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                  1.20                               1.13
                                                         ====                               ====


-------------------------
(1) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(2)        Includes nonaccrual loans.
(3) Interest-rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; (v) net interest margin; and (vi) ratio of average interest-earning asset to average interest-bearing liabilities.

                                                                          Six Months Ended June 30,
                                                   ---------------------------------------------------------------------
                                                                     1998                         1997
                                                   ---------------------------------   ---------------------------------
                                                               Interest     Average                 Interest   Average
                                                      Average    and         Yield/      Average      and       Yield/
                                                      Balance  Dividends     Rate        Balance    Dividends    Rate
                                                      -------  ---------    -------      -------    ---------  -------
                                                                             ($ in Thousands)
Interest-earning assets:
   Loans                                            $ 112,185       5,149      9.18%   $  97,331     4,514     9.28%
   Securities                                          37,822       1,102      5.83       43,185     1,362     6.31
   Other interest-earning assets (1)                    1,151          32      5.56        2,384        53     4.45
                                                    ---------     -------              ---------    ------

       Total interest-earning assets                  151,158       6,283      8.31      142,900     5,929     8.30
                                                                  -------                           ------

   Noninterest-earning assets (2)                       9,346                              8,310
                                                    ---------                          ---------

       Total assets                                 $ 160,504                          $ 151,210
                                                    =========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits                            10,833          85      1.57       10,554       103     1.95
   Money-market deposits                               38,684         892      4.61       36,380       836     4.60
   Time deposits                                       66,914       1,911      5.71       57,606     1,605     5.57
   Other borrowings                                     9,986         270      5.41       22,567       639     5.66
                                                    ---------      ------              ---------    ------

       Total interest-bearing liabilities             126,417       3,158      5.00      127,107     3,183     5.01
                                                                   ------                           ------

   Demand deposits                                     14,881                              9,403
   Noninterest-bearing liabilities                      4,050                              1,973
   Stockholders' equity                                15,156                             12,727
                                                    ---------                          ---------

       Total liabilities and
           stockholders' equity                     $ 160,504                          $ 151,210
                                                    =========                          =========

Net interest income                                               $ 3,125                          $ 2,746
                                                                  =======                          =======

Interest-rate spread (3)                                                       3.31%                           3.29%
                                                                               ====                            ====

Net interest margin (4)                                                        4.14%                           3.84%
                                                                               ====                            ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                  1.20                               1.12
                                                         ====                               ====



(1) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(2)        Includes nonaccrual loans.
(3) Interest-rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

           Comparison of the Three Months Ended June 30, 1998 and 1997


Results of Operations:
   General. Net earnings for the three months ended June 30, 1998 were $312,000 or $.21 basic earnings per share ($.20 diluted earnings per share) compared to net earnings of $185,000 or $.12 basic earnings per share ($.11 diluted earnings per share) for the three months ended June 30, 1997. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in the provision for loan losses.

   Interest Income and Expense. Interest income increased by $297,000 from $3.0 million for the three months ended June 30, 1997 to $3.3 million for the three months ended June 30, 1998. Interest income on loans increased $384,000 primarily due to an increase in the average loan portfolio balance from $99.3 million for the three months ended June 30, 1997 to $113.5 million for the comparable period in 1998. Interest on securities decreased $93,000 primarily due to a decrease in the average securities portfolio balance.

      Interest expense on deposit accounts increased to $1.4 million for the three months ended June 30, 1998 from $1.3 million for the three months ended June 30, 1997. Interest expense on deposits increased due to an increase in the average balance and in the weighted-average rate from the three months ended June 30, 1997 to the comparable period in 1998.

      Interest expense on other borrowings decreased $168,000 to $169,000 for the three months ended June 30, 1998 from $337,000 for the three months ended June 30, 1997. Interest expense on other borrowings decreased due to a decrease in the average balance and in the weighted-average rate paid for the three months ended June 30, 1998 compared to the same period in 1997.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $100,000 for the three months ended June 30, 1998 compared to none for the comparable period in 1997. Management believes the balance in the allowance for loan losses of $983,000 at June 30, 1998 is adequate.

   Noninterest Income. Noninterest income increased $27,000 primarily due to an increase of $81,000 in service charges on deposit accounts partially offset by a decrease of $61,000 in net gains from sale of loans for the three months ended June 30, 1998 when compared to the same period in 1997.

   Noninterest Expenses. Noninterest expenses increased $17,000 for the three months ended June 30, 1998 compared to the same period in 1997 primarily due to an increase in employee compensation and benefits of $62,000 partially offset by decreases in data processing and occupancy expense.

   Provision for Income Taxes. The income tax provision for the three months ended June 30, 1998 was $180,000 (an effective rate of 36.6%) compared to $113,000 (an effective rate of 37.9%) for the comparable 1997 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

            Comparison of the Six Months Ended June 30, 1998 and 1997


Results of Operations:
   General. Net earnings for the six months ended June 30, 1998 were $613,000 or $.43 basic earnings per share ($ .42 diluted earnings per share) compared to net earnings of $417,000 or $.31 basic earnings per share ($.28 diluted earnings per share) for the six months ended June 30, 1997. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in the provision for loan losses.

   Interest Income and Expense. Interest income increased by $354,000 from $5.9 million for the six months ended June 30, 1997 to $6.3 million for the six months ended June 30, 1998. Interest income on loans increased $635,000 primarily due to an increase in the average loan portfolio balance of $14.9 from the six months ended June 30, 1997 to the comparable period in 1998. Interest on securities decreased $260,000 primarily due to a decrease in the average securities portfolio balance of $5.4 million during the six months ended June 30, 1998 when compared to the comparable period in 1997.

      Interest expense on deposit accounts increased $344,000 from $2.5 million for the six months ended June 30, 1997 to $2.9 million for the six months ended June 30, 1998. Interest expense on deposits increased due to an increase in the average balance and in the weighted-average rate from 1997 to 1998. The average balance for the six months ended June 30, 1998 was $116.4 million compared to $104.5 million during the comparable period in 1997 and the weighted average rate was 4.96% in 1998 compared to 4.87% in 1997.

      Interest expense on other borrowings decreased $369,000 to $270,000 for the six months ended June 30, 1998 from $639,000 for the six months ended June 30, 1997. Interest expense on other borrowings decreased due to a decrease in the average balance and weighted-average rate paid for the six months ended June 30, 1998 compared to the same period in 1997.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision increased from $11,000 for the six months ended June 30, 1997 to $165,000 for the six months ended June 30, 1998. The increase was deemed appropriate by management due to the growth in the loan portfolio during the six months ended June 30, 1998. Management believes the balance in the allowance for loan losses of $983,000 at June 30, 1998 is adequate.

   Noninterest Income. Noninterest income increased $67,000 primarily due to an increase of $164,000 in service charges on deposit accounts partially offset by a decrease of $87,000 in net gains from sale of loans during the six months ended June 30, 1998 when compared to the comparable period in 1997.

   Noninterest Expense. Noninterest expense decreased $3,000 for the six months ended June 30, 1998 compared to the same period in 1997 primarily due to decreases in data processing of $74,000 and occupancy expense of $45,000 which were attributed to efficiencies realized from operational changes. These decreases were partially offset by an increase of $64,000 in salaries and employee benefits.

   Provision for Income Taxes. The income tax provision for the six months ended
      June 30, 1998 was $351,000 (an effective rate of 36.4%) compared to $252,000 (an effective rate of 37.7%) for the comparable 1997 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


           Item 4. Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Shareholders (the "Annual Meeting") of Pointe Financial Corporation was held on April 27, 1998, to consider the election of two directors each for a term of three years, amending the Company's Articles of Incorporation to increase the number of authorized shares of common stock from $2.5 million to $5.0 million and approve the 1998 Incentive Compensation and Stock Award Plan.

   At the Annual Meeting, 975,194 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

   Proposal I.

   The election of two directors, each for a term of three years:

                                                             For         Withheld       Against
                                                           -------       --------       -------
       Morris Massry                                       973,481            600         1,113
                                                           =======         ======         =====

       Parker Thomson                                      972,907          1,174         1,113
                                                           =======         ======         =====

   Proposal II:

   To increase the number of authorized shares of common stock from 2,500,000 to 5,000,000:

                                                             For         Withheld       Against
                                                           -------       --------       -------
                                                           973,181            300         1,713
                                                           =======            ===         =====

   Proposal III:
   To approve the 1998 Incentive Compensation and Stock Award Plan:

                                                           For           Withheld       Against
                                                           -------       --------       -------
                                                           972,581            900         1,713
                                                           =======            ===         =====


                              Item 5. Other Events

On June 11, 1998 Pointe Financial Corporation (the "Company") consummated an initial public offering (the "Offering") of 869,565 shares of common stock, par value $.01 per share. The shares were sold at an offering price of $15.375 per share. Keefe, Bruyette & Woods, Inc. and McGinn, Smith & Co. acted as the representatives of the underwriters of the Offering. As of June 30, 1998, the Company had total assets of $182.094 million, reflecting the consummation of the Offering and the receipt by the Company of approximately $12.080 million net proceeds of the Offering.

                    Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B)

         27.  Financial Data Schedule (for SEC use only)

(b) No reports on Form 8-K were filed during the period covered by this report.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      POINTE FINANCIAL CORPORATION
                                         (Registrant)







Date:       August 7, 1998            By: /s/ R. Carl Palmer, Jr.
        ---------------------             ------------------------------------
                                          R. Carl Palmer, Jr., President and
                                          Chief Executive Officer




Date:       August 7, 1998            By: /s/ Bradley R. Meredith
        ---------------------             ------------------------------------
                                          Bradley R. Meredith, Senior Vice
                                          President and Chief Financial Officer