Form 10QSB
period 1998-09-30
POINTE FINANCIAL CORP
filed 1998-10-23
CIK 917331

--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
----   of 1934

              For the quarterly period ended September 30, 1998

____   Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from _________  to  _________

Commission file number 0-24433
                       -------

                          POINTE FINANCIAL CORPORATION
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                       65-0451402
--------------------------------                  ------------------
(State or Other Jurisdiction                       (I.R.S. Employer
of Incorporation or Organization)                  Identification No.)

                              21845 Powerline Road
                            Boca Raton, Florida 33433
                            -------------------------
                    (Address of Principal Executive Offices)

                                 (561) 368-6300
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  X     NO
    ----     ----
   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                  2,266,972 shares
--------------------------------------           -------------------------------
            (class)                              Outstanding at October 21, 1998

   Transitional small business disclosure format (check one):

YES       NO  X
    ----     ----
--------------------------------------------------------------------------------

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I. Financial Information

   Item 1. Financial Statements                                                                              Page
                                                                                                             ----
     Condensed Consolidated Balance Sheets -
       At September 30, 1998 (unaudited) and at December 31, 1997...............................................2

     Condensed Consolidated Statements of Earnings -
       Three and Nine Months ended September 30, 1998 and 1997 (unaudited)......................................3

     Condensed Consolidated Statement of Stockholders' Equity -
       Nine Months ended September 30, 1998 (unaudited).........................................................4

     Condensed Consolidated Statements of Cash Flows -
       Nine Months ended September 30, 1998 and 1997 (unaudited)..............................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)........................................7-10

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................................................11-16

Part II. Other Information

   Item 6. Exhibits and Reports on Form 8-K....................................................................17

SIGNATURES.....................................................................................................17

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                       At
                                                                                        -------------------------------
                                                                                         September 30,      December 31,
                                                                                        --------------      -----------
    Assets                                                                                   1998              1997
                                                                                             ----              ----
                                                                                          (Unaudited)

Cash and due from banks                                                                 $     2,756             2,272
Interest bearing deposits with banks                                                          1,367               303
                                                                                          ---------         ---------

            Total cash and cash equivalents                                                   4,123             2,575

Securities available for sale                                                                50,620            22,745
Securities held to maturity                                                                      -              7,764
Loans receivable, net of allowance for loan losses of $1,161
    in 1998 (unaudited) and $848 in 1997                                                    122,661           105,653
Loans held for sale                                                                               -             4,443
Accrued interest receivable                                                                   1,372             1,027
Premises and equipment, net                                                                   1,143             1,225
Restricted securities:
    Federal Home Loan Bank stock                                                              1,235             1,271
    Federal Reserve Bank stock                                                                  479               299
Foreclosed real estate                                                                          365               105
Deferred income tax asset                                                                       310               224
Other assets                                                                                    519               509
                                                                                          ---------         ---------

            Total                                                                         $ 182,827           147,840
                                                                                          =========         =========

    Liabilities and Stockholders' Equity

Liabilities:
    Demand deposits                                                                          15,870            12,136
    Savings and NOW deposits                                                                 11,750             9,834
    Money-market deposits                                                                    40,673            38,326
    Time deposits                                                                            66,010            64,699
                                                                                          ---------         ---------

            Total deposits                                                                  134,303           124,995

    Official checks                                                                             622             1,320
    Other borrowings                                                                          3,356             1,791
    Advances from Federal Home Loan Bank                                                     15,000             4,400
    Accrued interest payable                                                                    743               673
    Advance payments by borrowers for taxes and insurance                                     1,274               333
    Other liabilities                                                                           731               483
                                                                                          ---------         ---------

            Total liabilities                                                               156,029           133,995
                                                                                          ---------         ---------

Stockholders' equity:
    Convertible preferred stock                                                                   -                 1
    Common stock                                                                                 23                 8
    Additional paid-in capital                                                               23,324            10,935
    Retained earnings                                                                         3,732             3,039
    Accumulated other comprehensive income                                                     (281)             (138)
                                                                                          ---------         ---------

            Total stockholders' equity                                                       26,798            13,845
                                                                                          ---------         ---------

            Total                                                                         $ 182,827           147,840
                                                                                          =========         =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                  (Dollars in thousands, except share amounts)

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                  September 30,
                                                            ----------------------------       -----------------------
                                                                1998             1997           1998           1997
                                                                ----             ----           ----           ----
                                                                     (Unaudited)                    (Unaudited)
Interest income:
    Loans receivable                                        $       2,614          2,374          7,763          6,888
    Securities available for sale                                     728            425          1,604          1,517
    Securities held to maturity                                        45            115            271            385
    Other interest-earning assets                                      25             12             57             65
                                                            -------------   ------------  -------------   ------------

          Total interest income                                     3,412          2,926          9,695          8,855
                                                            -------------   ------------  -------------   ------------

Interest expense:
    Deposits                                                        1,478          1,355          4,366          3,899
    Borrowings                                                        211            219            481            858
                                                            -------------   ------------  -------------   ------------

          Total interest expense                                    1,689          1,574          4,847          4,757
                                                            -------------   ------------  -------------   ------------

Net interest income                                                 1,723          1,352          4,848          4,098

          Provision for loan losses                                   630             17            795             28
                                                            -------------   ------------  -------------   ------------

Net interest income after provision for loan losses                 1,093          1,335          4,053          4,070
                                                            -------------   ------------  -------------   ------------

Noninterest income:
    Service charges on deposit accounts                               151            139            542            366
    Loan servicing fees                                                16             12             45             58
    Net gains from sale of loans and loan servicing rights             58            139            158            351
    Net realized gains on sale of securities                          162              7            164             29
    Other                                                              96             55            295            202
                                                            -------------   ------------  -------------   ------------

          Total noninterest income                                    483            352          1,204          1,006
                                                            -------------   ------------  -------------   ------------

Noninterest expenses:
    Salaries and employee benefits                                    713            656          2,122          2,001
    Occupancy expense                                                 252            264            745            802
    Advertising and promotion                                          64             62            224            177
    Professional fees                                                  24             27             73             53
    Federal deposit insurance premiums                                 15             13             43             46
    Data processing                                                    81             95            206            294
    Other                                                             255            208            708            672
                                                            -------------   ------------  -------------   ------------

          Total noninterest expenses                                1,404          1,325          4,121          4,045
                                                            -------------   ------------  -------------   ------------

          Earnings before income taxes                                172            362          1,136          1,031

          Income taxes                                                 65            133            416            385
                                                            -------------   ------------  -------------   ------------

          Net earnings                                      $         107            229            720            646
                                                            =============   ============  =============   ============

Earnings per common share:
    Basic                                                   $         .05            .17            .41            .48
                                                            =============   ============  =============   ============

    Diluted                                                 $         .05            .15            .40            .44
                                                            =============   ============  =============   ============

Weighted-average common shares outstanding for basic            2,257,631      1,225,368      1,678,214      1,222,209
                                                            =============   ============  =============   ============

Weighted-average common shares outstanding for diluted          2,298,178      1,349,113      1,712,307      1,343,600
                                                            =============   ============  =============   ============

Dividends per share                                         $           -              -              -              -
                                                            =============   ============  =============   ============

See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 1998
                  (Dollars in thousands, except share amounts)

                                                                                           Accumulated
                                                                                             Other
                                      Convertible              Additional                    Compre-         Total
                                       Preferred     Common     Paid-In       Retained       hensive     Stockholders'
                                         Stock       Stock      Capital       Earnings       Income         Equity
                                         -----       -----      -------       --------       ------         ------
Balance at December 31, 1997             $ 1             8        10,935         3,039         (138)          13,845
                                                                                                              ------

Comprehensive income:
     Net earnings (unaudited)              -             -             -           720            -              720

     Net change in unrealized
         loss on securities
         available for sale,
         net of tax of $86
         (unaudited)                       -             -             -             -         (143)            (143)
                                                                                                             -------

Comprehensive income (unaudited)           -             -             -             -            -              577
                                                                                                             -------

Three-for-two stock split (416,626
     shares) (unaudited)                   -             4            (4)            -            -                -

Stock dividends on preferred stock
     (1,410 shares) (unaudited)            -             -            27           (27)           -                -

Proceeds from issuance of preferred
     stock, net of offering costs
     (500 shares) (unaudited)              -             -            10             -            -               10

Conversion of preferred stock (56,026
     shares) to common stock
     (126,026 shares) (unaudited)         (1)            1             -             -            -                -

Proceeds from issuance of common
     stock, net of offering costs
     (869,565 shares) (unaudited)          -             8        12,068             -            -           12,076

Proceeds from issuance of common
     stock, exercise of stock options
     (11,982 shares) (unaudited)           -             1           119             -            -              120

Issuance of common stock to directors
     as compensation (11,045 shares)
     (unaudited)                           -             1           169             -            -              170
                                       -----            --       -------      --------       ------          -------

Balance at September 30, 1998
     (unaudited)                       $   -            23        23,324         3,732         (281)          26,798
                                       =====            ==       =======      ========       ======          =======

See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                                --------------------
                                                                                                1998            1997
                                                                                                ----            ----
                                                                                                     (Unaudited)
Cash flows from operating activities:
    Net earnings                                                                          $       720             646
    Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities:
        Provision for loan losses                                                                 795              28
        Depreciation and amortization                                                             245             301
        Provision for deferred income taxes                                                         -             400
        Net amortization of fees, premiums, discounts and other                                   185              17
        Common stock issued as compensation for services                                          170               -
        Gain on sale of securities                                                               (164)            (29)
        Gain on sale of loans and loan servicing rights                                          (158)           (351)
        Gain on sale of foreclosed real estate                                                    (40)            (33)
        Originations of loans held for sale                                                      (549)         (8,920)
        Proceeds from sale of loans held for sale                                               5,150           3,013
        (Increase) decrease in other assets                                                       (10)          2,179
        (Increase) decrease in accrued interest receivable                                       (345)            149
        (Decrease) increase in official checks                                                   (698)            522
        Increase (decrease) in accrued interest payable                                            70            (229)
        Increase (decrease) in other liabilities                                                  248             (21)
                                                                                              -------        --------

            Net cash provided by (used in) operating activities                                 5,619          (2,328)
                                                                                              -------        --------

Cash flows from investing activities:
    Purchases of securities available for sale                                                (45,007)         (5,230)
    Purchases of securities held to maturity                                                   (2,100)              -
    Proceeds from sale of securities                                                           24,847          13,577
    Principal repayments on securities available for sale                                         324             916
    Principal repayments on securities held to maturity                                           259             351
    Maturities of securities available for sale                                                 1,450           1,000
    Net increase in loans                                                                     (18,547)        (11,114)
    Proceeds from sale of foreclosed real estate                                                  390             284
    Net (increase) decrease in restricted securities                                             (144)            285
    Purchase of premises and equipment, net                                                      (163)           (270)
                                                                                              -------        --------

            Net cash used in investing activities                                             (38,691)           (201)
                                                                                              -------        --------

Cash flows from financing activities:
    Net increase in demand, savings, NOW and money-market deposits                              7,997           2,207
    Net increase in time deposits                                                               1,311           6,848
    Net increase in Federal Home Loan Bank advances                                            10,600           6,376
    Net increase (decrease) in other borrowings                                                 1,565         (18,083)
    Increase in advance payments by borrowers for taxes and insurance                             941           1,321
    Net proceeds from issuance of preferred stock                                                  10             239
    Net proceeds from issuance of common stock                                                 12,196              42
    Cash dividends paid on preferred stock                                                          -             (59)
                                                                                              -------        --------

            Net cash provided by (used in) financing activities                                34,620          (1,109)
                                                                                              -------        --------

                                                                                                            (continued)


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                                --------------------
                                                                                                1998            1997
                                                                                                ----            ----
                                                                                                     (Unaudited)

Net increase (decrease) in cash and cash equivalents                                            1,548          (3,638)

Cash and cash equivalents at beginning of period                                                2,575           6,663
                                                                                              -------         -------

Cash and cash equivalents at end of period                                                    $ 4,123           3,025
                                                                                              =======         =======

Supplemental disclosure of cash flow information: Cash paid during the period for:
        Interest                                                                              $ 4,777           4,986
                                                                                              =======         =======

        Income taxes                                                                          $   130              10
                                                                                              =======         =======

    Noncash transactions:
        Reclassification of loans receivable to foreclosed real estate                        $   610              57
                                                                                              =======         =======

        Reclassification of foreclosed real estate to loans receivable                        $     -              68
                                                                                              =======         =======

        Accumulated other comprehensive income, change in unrealized
            loss on securities available for sale                                             $  (143)             48
                                                                                              =======         =======

        Stock dividends paid on preferred stock                                               $    27              51
                                                                                              =======         =======

        Transfer of securities from held to maturity category to available
            for sale category                                                                 $ 8,456               -
                                                                                              =======         =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


1. General. In the opinion of the management of Pointe Financial Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 1998, the results of operations for the three- and nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine-month periods ended September 30, 1998 and 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

2. Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                                  ---------------------           -------------------
                                                                    1998           1997            1998          1997
                                                                    ----           ----            ----          ----
            Balance at beginning of period                      $    983            834             848           777
            Provision charged to earnings                            630             17             795            28
            (Charge-offs), net of recoveries                        (452)            (2)           (482)           44
                                                                --------           ----           -----          ----

            Balance at end of period                            $  1,161            849           1,161           849
                                                                ========           ====           =====          ====

    The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                                   --------------------            ------------------
                                                                    1998           1997            1998          1997
                                                                    ----           ----            ----          ----
            Average investment in impaired loans                 $ 1,260            104           1,261           105
                                                                 =======          =====           =====           ===
            Interest income recognized on impaired
                loans                                            $    19              -              92             -
                                                                 =======          =====           =====           ===
            Interest income received on impaired
                loans                                            $    19              -              92             -
                                                                 =======          =====           =====           ===

                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

3. Earnings Per Share. Earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, because there was no active trading market until June 18, 1998, for the Company's common stock, the average book value per share was used through that date. For the period June 18, 1998 to September 30, 1998, average quoted market prices were used. For the three and nine months ended September 30, 1998 and 1997 outstanding stock options are considered dilutive securities for purposes of calculating diluted earnings per share. The following table presents the calculations of earnings per share ($ in thousands, except per share amounts).

                                                             Three Months Ended September 30,
                                    --------------------------------------------------------------------------------------
                                                     1998                                            1997
                                    ------------------------------------------  ------------------------------------------
                                    Earnings         Shares          Per Share    Earnings          Shares       Per Share
                                   (Numerator)     (Denominator)      Amount    (Numerator)     (Denominator)     Amount
                                   -----------     -------------      ------    -----------     -------------     ------
        Basic Earnings Per Share:
            Net earnings             $ 107                                         229
            Less preferred
              stock dividends            -                                         (22)
                                      ----                                         ---
            Net earnings available
              to common
              stockholders             107         2,257,631       $ .05           207         1,225,368          $ .17
                                                                     ===                                            ===

        Effect of dilutive
          securities-
            Incremental shares
              from assumed
              exercise of
              options                                 40,547                                       7,985
            Incremental shares
              from assumed
              conversion of
              preferred stock                              -                                     115,760
                                                   ---------                                   ---------

        Diluted Earnings Per Share:
            Net earnings available
              to common
              stockholders
              and assumed
              conversions            $ 107         2,298,178       $ .05         $ 207         1,349,113          $ .15
                                       ===         =========         ===           ===         =========            ===


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

3.  Earnings Per Share, Continued

                                                               Nine Months Ended September 30,
                                  ----------------------------------------------------------------------------------------
                                                      1998                                            1997
                                  -------------------------------------------   ------------------------------------------
                                   Earnings         Shares          Per Share     Earnings         Shares        Per Share
                                  (Numerator)     (Denominator)      Amount      (Numerator)     (Denominator)     Amount
                                  -----------     -------------      ------      -----------     -------------     ------
        Basic Earnings Per Share:
            Net earnings             $ 720                                         646
            Less preferred
              stock dividends          (27)                                        (59)
                                       ---                                         ---
            Net earnings available
              to common
              stockholders             693         1,678,214       $ .41           587         1,222,209          $ .48
                                                                     ===                                            ===

        Effect of dilutive
          securities-
            Incremental shares
              from assumed
              exercise of
              options                                 34,093                                       5,631
        Incremental shares
              from assumed
              conversion of
              preferred stock                              -                                     115,760
                                                   ---------                                   ---------

        Diluted Earnings Per Share:
            Net earnings available
              to common
              stockholders
              and assumed
              conversions            $ 693         1,712,307       $ .40         $ 587         1,343,600          $ .44
                                       ===         =========         ===           ===         =========            ===

4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 1998 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                         Regulatory
                                                                                            Actual       Requirement
                                                                                            ------       -----------
            Total capital to risk-weighted assets                                             19.31%           8.00%
            Tier I capital to risk-weighted assets                                            18.27%           4.00%
            Tier I capital to total assets - leverage ratio                                   11.17%           4.00%


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

5. Other Events. The Bank entered into a loan agreement with First American Railways, Inc. (the "Borrower") in March 1997, which provided for a $1 million line of credit for the purpose of funding start-up expenses of the Florida Fun Train. In late September 1998, having failed to raise additional capital, the Borrower suspended operations and in early October filed for liquidation under Chapter 7 of the Bankruptcy Code. At September 30, 1998 the balance outstanding on this loan was approximately $880,000. The Bank's management has written down the balance of this loan by 50% through the Bank's loan loss reserve and classified the remaining $440,000 balance as doubtful. The Bank made an additional provision for loan losses of $540,000, largely to accommodate this charge. The Company's provision for loan losses during the quarter ended September 30, 1998 was $630,000. The additional loan loss provision of $540,000 will impact the third quarter basic earnings by $.15 per share and has resulted in the Company reporting basic earnings of $.05 per share for the period.

        During the quarter ended September 30, 1998, the Bank sold $1.2 million of securities from the held to maturity category. As required by Statement of Financial Accounting Standards No. 115- Accounting for Certain Investments in Debt and Equity Securities, all the remaining securities classified as held to maturity totaling $8.4 million were transferred to the available for sale category. Furthermore, the Bank's management intends to classify all securities purchased from July 1, 1998 to July 1, 2000 as either available for sale or trading.

6. Branch Acquisition. During October 1998, the Company signed a contract to purchase a branch facility in Boca Raton, Florida. The branch is expected to be open in the first quarter of 1999.

7. Impact of New Accounting Standard. On January 1, 1998, the Company adopted Statement of Financial Accounting Standards 130 - Reporting Comprehensive Income ("SFAS No. 130") which establishes standards for reporting comprehensive income. The Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The adoption of SFAS No. 130 had no significant effect on the Company's financial position at September 30, 1998 or results of operations for the three and nine months then ended.

8. Future Accounting Requirements. Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt this Statement January 1, 2000. Management does not anticipate that this Statement will have a material impact on the Company.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

             Comparison of September 30, 1998 and December 31, 1997


Liquidity and Capital Resources

    The Company's primary source of cash during the nine months ended September 30, 1998 was from proceeds from the issuance of common stock totaling $12.2 million, net deposit inflows of $9.3 million, net increase in Federal Home Loan Bank advances of $10.6 million and proceeds from the sale of securities of $24.8 million. Cash was used primarily for net loan originations of $18.5 million and the purchase of securities totaling $47.1 million. At September 30, 1998, the Company had outstanding commitments to originate loans of $14.5 million. It is expected that these requirements will be funded from the sources described above. At September 30, 1998, the Bank exceeded its regulatory liquidity requirements.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                    Nine Months                      Nine Months
                                                                       Ended       Year Ended           Ended
                                                                   September 30,   December 31,     September 30,
                                                                        1998           1997              1997
                                                                   -------------   -------------   --------------
        Average equity as a percentage
           of average assets                                            11.34%            8.58%            8.55%

        Equity to total assets at end of period                         14.66%            9.36%            8.83%

        Return on average assets (1)                                      .57%             .60%             .57%

        Return on average equity (1)                                     5.05%            7.04%            6.70%

        Noninterest expense to average assets (1)                        3.25%            3.62%            3.59%

        Nonperforming loans and foreclosed real estate to
           total assets at end of period                                 1.89%            1.76%             .91%


--------------------------

        (1)  Annualized for the nine months ended September 30, 1998 and 1997.

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

                                                                      Three Months Ended September 30,
                                                    ---------------------------------------------------------------------
                                                                  1998                               1997
                                                    ---------------------------------    --------------------------------
                                                                Interest      Average              Interest       Average
                                                      Average     and         Yield/     Average     and           Yield/
                                                      Balance   Dividends      Rate      Balance   Dividends        Rate
                                                      -------   ---------      ----      -------   ---------        ----
                                                                             ($ in Thousands)
Interest-earning assets:
   Loans                                            $ 118,368       2,614      8.83%   $ 104,813       2,374        9.06%
   Securities                                          53,851         773      5.74       34,521         540        6.26
   Other interest-earning assets (1)                    1,754          25      5.70          827          12        5.80
                                                    ---------     -------             ----------     -------

       Total interest-earning assets                  173,973       3,412      7.85      140,161       2,926        8.35
                                                                  -------                            -------

   Noninterest-earning assets (2)                       8,021                              8,289
                                                    ---------                         ----------

       Total assets                                 $ 181,994                          $ 148,450
                                                    =========                         ==========

Interest-bearing liabilities:
   Savings and NOW deposits                            11,079          41      1.48        9,303          46        1.98
   Money-market deposits                               41,303         468      4.53       36,344         424        4.67
   Time deposits                                       66,728         969      5.81       61,419         885        5.76
   Borrowings                                          16,082         211      5.25       15,250         219        5.74
                                                    ---------     -------             ----------     -------

       Total interest-bearing liabilities             135,192       1,689      5.00      122,316       1,574        5.15
                                                                  -------                            -------

   Demand deposits                                     16,633                              9,982
   Noninterest-bearing liabilities                      3,465                              3,053
   Stockholders' equity                                26,704                             13,099
                                                    ---------                         ----------

       Total liabilities and
           stockholders' equity                     $ 181,994                          $ 148,450
                                                    =========                         ==========

Net interest income                                               $ 1,723                            $ 1,352
                                                                  =======                            =======

Interest-rate spread (3)                                                       2.85%                                3.20%
                                                                               ====                                 ====

Net interest margin (4)                                                        3.96%                                3.86%
                                                                               ====                                 ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                  1.29                               1.15
                                                         ====                               ====

---------------------------

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

                                                                       Nine Months Ended September 30,
                                                  --------------------------------------------------------------------
                                                                   1998                             1997
                                                  -----------------------------------    -----------------------------
                                                                Interest     Average               Interest    Average
                                                      Average     and         Yield/      Average    and       Yield/
                                                      Balance   Dividends      Rate       Balance  Dividends    Rate
                                                      -------   ---------      ----       -------  ---------    ----
                                                                         ($ in Thousands)
Interest-earning assets:
   Loans                                            $ 114,246       7,763      9.06%   $  99,825     6,888     9.20%
   Securities                                          43,165       1,875      5.79       40,297     1,902     6.29
   Other interest-earning assets (1)                    1,352          57      5.62        1,865        65     4.65
                                                    ---------      ------               --------    ------

       Total interest-earning assets                  158,763       9,695      8.14      141,987     8,855     8.32
                                                                   ------                           ------

   Noninterest-earning assets (2)                       8,904                              8,303
                                                    ---------                          ---------

       Total assets                                 $ 167,667                          $ 150,290
                                                    =========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits                            10,915         126      1.54       10,137       149     1.96
   Money-market deposits                               39,557       1,360      4.58       36,368     1,260     4.62
   Time deposits                                       66,852       2,880      5.74       58,877     2,490     5.64
   Borrowings                                          12,018         481      5.34       20,128       858     5.68
                                                      -------      ------               --------    ------

       Total interest-bearing liabilities             129,342       4,847      5.00      125,510     4,757     5.05
                                                                   ------                           ------

   Demand deposits                                     15,465                              9,596
   Noninterest-bearing liabilities                      3,855                              2,333
   Stockholders' equity                                19,005                             12,851
                                                    ---------                          ---------

       Total liabilities and
           stockholders' equity                     $ 167,667                          $ 150,290
                                                    =========                          =========

Net interest income                                               $ 4,848                          $ 4,098
                                                                    =====                            =====

Interest-rate spread (3)                                                       3.14%                           3.27%
                                                                               ====                            ====

Net interest margin (4)                                                        4.07%                           3.85%
                                                                               ====                            ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                  1.23                               1.13
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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Comparison of the Three Months Ended September 30, 1998 and 1997


Results of Operations:

   General. Net earnings for the three months ended September 30, 1998 were $107,000 or $.05 basic and diluted earnings per share compared to net earnings of $229,000 or $.17 basic earnings per share ($.15 diluted earnings per share) for the three months ended September 30, 1997. The reduction in earnings per share during 1998 is primarily attributable to the issuance of 869,565 shares of common stock in June. This decrease in the Company's net earnings was primarily due to an increase in the provision for loan losses and noninterest expenses, partially offset by an increase in noninterest income and net interest income.

   Interest Income and Expense. Interest income increased by $486,000 from $2.9 million for the three months ended September 30, 1997 to $3.4 million for the three months ended September 30, 1998. Interest income on loans increased $240,000 primarily due to an increase in the average loan portfolio balance from $104.8 million for the three months ended September 30, 1997 to $118.4 million for the comparable period in 1998, partially offset by a decrease in the average yield from 9.06% in 1997 to 8.83% in 1998. Interest on securities increased $233,000 primarily due to an increase in the average securities portfolio balance from $34.5 million in 1997 to $53.9 million in 1998 partially offset by a decrease in the weighted average yield of 52 basis points.

      Interest expense on deposits increased to $1.5 million for the three months ended September 30, 1998 from $1.4 million for the three months ended September 30, 1997. Interest expense on deposits increased due to an increase in the average balance from $107.1 million in 1997 to $119.1 million in 1998 partially offset by a slight decrease in the average rate paid on deposits.

      Interest expense on borrowings decreased $8,000 to $211,000 for the three months ended September 30, 1998 from $219,000 for the three months ended September 30, 1997. Interest expense on borrowings decreased due to a decrease in the weighted-average rate paid for the three months ended September 30, 1998 compared to the same period in 1997, partially offset by an increase in the average balance of borrowings over the same period.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $630,000 for the three months ended September 30, 1998 compared to $17,000 for the comparable period in 1997. This increase was due to an increase in net charge-offs from $2,000 in 1997 compared to $452,000 over the same period in 1998. The increase in net charge-offs in 1998 relate to one loan of which $440,000 was charged-off. Management believes the balance in the allowance for loan losses of $1.2 million at September 30, 1998 is adequate.

   Noninterest Income. Noninterest income increased $131,000 primarily due to an increase of $155,000 in net realized gains on sale of securities partially offset by a decrease of $81,000 in net gains from sale of loans and loan servicing rights for the three months ended September 30, 1998 when compared to the same period in 1997.

   Noninterest Expenses. Noninterest expenses increased $79,000 over the three month period from the previous year, primarily due to an increase in salary and employee benefits.

   Provision for Income Taxes. The income tax provision for the three months ended September 30, 1998 was $65,000 (an effective rate of 37.8%) compared to $133,000 (an effective rate of 36.7%) for the comparable 1997 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

         Comparison of the Nine Months Ended September 30, 1998 and 1997


Results of Operations:

   General. Net earnings for the nine months ended September 30, 1998 were $720,000 or $.41 basic earnings per share ($.40 diluted earnings per share) compared to net earnings of $646,000 or $.48 basic earnings per share ($.44 diluted earnings per share) for the nine months ended September 30, 1997. The reduction in earnings per share during 1998 is primarily attributable to the issuance of 869,565 shares of common stock in June. This increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in the provision for loan losses and noninterest expenses.

   Interest Income and Expense. Interest income increased by $840,000 from $8.9 million for the nine months ended September 30, 1997 to $9.7 million for the nine months ended September 30, 1998. Interest income on loans increased $875,000 primarily due to an increase in the average loan portfolio balance of $14.4 million from $99.8 million for the nine months ended September 30, 1997 to $114.2 million for the comparable period in 1998. Interest on securities decreased $27,000 primarily due to a decrease in the weighted average rate earned, partially offset by an increase in the average securities portfolio balance during the nine months ended September 30, 1998 when compared to the comparable period in 1997.

      Interest expense on deposits increased $467,000 from $3.9 million for the nine months ended September 30, 1997 to $4.4 million for the nine months ended September 30, 1998. Interest expense on deposits increased due to an increase in the average balance, from $105.4 million in 1997 to $117.3 million in 1998 and an increase in the weighted average rate paid from 4.93% in 1997 to 4.96% in 1998.

      Interest expense on borrowings decreased $377,000 to $481,000 for the nine months ended September 30, 1998 from $858,000 for the nine months ended September 30, 1997. Interest expense on borrowings decreased due to a decrease in the average balance and weighted-average rate paid for the nine months ended September 30, 1998 compared to the same period in 1997.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision increased from $28,000 for the nine months ended September 30, 1997 to $795,000 for the nine months ended September 30, 1998. The increase was due to net charge-offs of $482,000 in 1998 compared to net recoveries of $44,000 over the same period in 1997. The increase in net charge-offs in 1998 relate to one loan of which $440,000 was charged-off. Management believes the balance in the allowance for loan losses of $1.2 million at September 30, 1998 is adequate.

   Noninterest Income. Noninterest income increased $198,000 primarily due to increases of $176,000 in service charges on deposit accounts and $135,000 on net realized gains on sales of securities partially offset by a decrease of $193,000 in net gains from sale of loans and loan servicing rights during the nine months ended September 30, 1998 when compared to the comparable period in 1997.

   Noninterest Expense. Noninterest expense increased $76,000 for the nine months ended September 30, 1998 compared to the same period in 1997 primarily due to an increase of $121,000 in salaries and employee benefits. This increase was partially offset by decreases in data processing of $88,000 and occupancy expense of $57,000 which were attributed to efficiencies realized from operational changes.

   Provision for Income Taxes. The income tax provision for the nine months ended September 30, 1998 was $416,000 (an effective rate of 36.6%) compared to $385,000 (an effective rate of 37.3%) for the comparable 1997 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                Year 2000 Issues



Management of the Company is acutely aware of the Year 2000 problem and has an ongoing program designed to ensure that its operational and financial systems, and those of its commercial bank subsidiary, will not be adversely affected by Year 2000 software failures, due to processing errors arising from calculations using the Year 2000 date. The Bank's Data Processing Steering Committee has been assigned the Year 2000 compliance topic. The committee meets monthly to assess the extent to which the Bank and its outside vendors may be adversely affected by the Year 2000 problem. The Committee has prepared and is responsible for monitoring the Vendor Status Report which identifies the vendors and equipment that have been determined to be Year 2000 sensitive. As of September 30, 1998, the Bank had received written assurances from all of the materially significant companies listed on the Vendor Status Report indicating that their systems are Year 2000 compliant.

The most significant vendor to the Bank, which provides the software support for the in-house system, Information Technology, Inc., has completed their testing process. The Bank has and will continue to participate in the testing and verification of Year 2000 related changes made by that vendor.

Based on current estimates, the Bank does not expect to incur a material amount of expenses over the next two years on its program to redevelop, replace or repair its computer applications to make them "Year 2000 compliant." It is recognized that any Year 2000 compliance failures could result in additional expense to the Bank.

While management is diligently working to assure Year 2000 compliance, compliance by the Bank is largely dependent upon compliance by vendors, primarily in the area of on-line data processing. Management is requiring its computer system and software vendors to represent that the products are, or will be, Year 2000 compliant, and has planned a program for testing for compliance.

Although management believes that the Bank's system will be Year 2000 compliant, a written contingency plan has been developed to address problems that might be caused from Year 2000 system failures.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

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

                                          POINTE FINANCIAL CORPORATION
                                          (Registrant)


Date:    October 22, 1998                 By:   /s/ R. Carl Palmer, Jr.
        ---------------------                   --------------------------------
                                                R. Carl Palmer, Jr., President
                                                  and Chief Executive Officer




Date:    October 22, 1998                 By:   /s/ Bradley R. Meredith
        ---------------------                   --------------------------------
                                                Bradley R. Meredith, Senior Vice
                                                  President and Chief Financial
                                                  Officer