Form 10-K
period 1998-12-31
POINTE FINANCIAL CORP
filed 1999-03-25
CIK 917331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
|X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission File Number 0-24433

                          POINTE FINANCIAL CORPORATION
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

          Florida                                            65-0451402
          -------                                            ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

21845 Powerline Road, Boca Raton, Florida                      33433
-----------------------------------------                      -----
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (561) 368-6300

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average bid and asked prices as quoted on the NASDAQ Stock Market on February 25, 1999, was $17,706,967.*

         The Registrant had 2,292,430 shares of Common Stock outstanding on February 25, 1999.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

---------------
* Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.


                                      INDEX

PART I                                                                                                     Page
                                                                                                           ----
Item I.  Description of Business

               Business                                                                                      3
               Forward-Looking Statements                                                                    3
               Market Area and Competition                                                                   3
               Market Risk                                                                                   4
               Employees                                                                                     4
               Year 2000 Compliance                                                                          4

Item 2.  Properties                                                                                          5

Item 3.  Legal Proceedings                                                                                   5

Item 4.  Submission of Matters to a Vote of Security Holders                                                 5

Item 4a. Executive Officers of the Registrant                                                                6

PART II

Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters                                                                           7

Item 6.  Selected Financial Data                                                                           8-9

Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                 10-25

Item 7A. Quantitative and Qualitative Disclosure About Market Risk                                          26

Item 8.  Financial Statements and Supplementary Data (See Index - Page 26)                               26-57

Item 9.  Change In and Disagreements with Accountants on
               Accounting and Financial Disclosure                                                          58

PART III

Item 10. Directors and Executive Officers of the Registrant                                                 58

Item 11. Executive Compensation                                                                             58

Item 12. Security Ownership of Certain Beneficial Owners and Management                                     58

Item 13. Certain Relationships and Related Transactions                                                     58

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                                 59-60

Supplemental Information                                                                                    61

SIGNATURES                                                                                                  62


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business

The registrant, Pointe Financial Corporation ("Pointe" or the "Company"), completed its initial public offering of 869,565 shares of its common stock on June 12, 1998. The net offering proceeds totaled $12.076 million of which $6.000 million was invested in its bank subsidiary, Pointe Bank (the "Bank") and $6.076 million was retained by the registrant. At December 31, 1998, the Company has total assets of $189.275 million and stockholders' equity of $27.035 million.

The Company was incorporated under the laws of the State of Florida on September 29, 1993 for the dual purpose of serving as a holding company for Pointe Federal Savings Bank, a federally chartered thrift (the "Thrift"), and to facilitate the acquisition of the Bank, then known as Flamingo Bank, in mid-1994. Both the Bank and the Thrift were established in the mid-1980's. The Thrift, headquartered in Boca Raton, had been a mortgage banking thrift highly focused on residential mortgage lending. The Bank had focused on small business commercial lending, with emphasis on originating Small Business Administration ("SBA") guaranteed loans. The Company streamlined its operations through the merger in April 1997 of the Thrift into the Bank. After the acquisition of the Bank in mid-1994, the Company had been both a bank holding company (subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and a thrift holding company (subject to regulation by the Office of Thrift Supervision (the "OTS"). This was a very complex regulatory environment for the Company. As a result of the merger of the Thrift into the Bank, the Company is no longer subject to regulation by the OTS, thus the merger allowed the Company to alleviate some of its regulatory burdens without negatively impacting its ability to service its customers. At December 31, 1998, the Bank had total assets of $189.170 million and stockholders' equity of $20.577 million.

The Company's principal business, conducted through Pointe Bank, is making commercial, consumer and real estate loans. Attracting deposits from the general public, along with utilizing Federal Home Loan Bank advances and other borrowings are the primary sources of funds used to make these loans, and to a lesser extent, purchase security investments. The Company derives revenues principally from interest income earned on loans and securities, fee income associated with loans serviced and originated, service charges on depository accounts, and the sale of assets designated as available for sale.

Forward-Looking Statements

When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases "will likely result", "expect", "will continue", "anticipate", "estimate", "project", "believe" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including general economic factors and conditions, changes in levels of market interest rates, credit risks of lending activities, competitive and regulatory factors, and expansion strategies could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Market Area and Competition

The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Miami-Dade, Broward and Palm Beach counties in south Florida. The Company competes with other commercial and savings banks, savings and loan associations, credit unions, finance companies, mutual funds, brokerage and investment banking firms, asset-based nonbank lenders and certain other nonfinancial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Bank.

Market Risk

Market risk is the uncertainty of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 10 of Notes to Consolidated Financial Statements.

The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk. However, a sudden and substantial increase in interest rates may adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

Employees

As of December 31, 1998, the Company employed 66 employees of which 61 were full-time and 5 were part-time, including four executive officers. The Company's employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be excellent. The Company provides employees with benefits customary in the banking industry, which include major medical insurance, group term life insurance, dental insurance, long term disability insurance, a 401(k) plan, and vacation and sick leave.

Year 2000 Compliance

Management of the Company is acutely aware of the Year 2000 problem and has an ongoing program designed to ensure that its operational and financial systems, and those of its commercial bank subsidiary, will not be adversely affected by Year 2000 software failures, due to processing errors arising from calculations using the Year 2000 date. The Bank's Data Processing Steering Committee has been assigned the Year 2000 compliance issue. The committee meets quarterly or as needed to assess the extent to which the Bank and its outside vendors may be adversely affected by the Year 2000 problem. The Committee has prepared and is responsible for monitoring the Vendor Status Report which identifies the vendors and equipment that have been determined to be Year 2000 sensitive. As of December 31, 1998, the Bank had received written assurances from all of the materially significant companies listed on the Vendor Status Report indicating that their systems are Year 2000 compliant.

Based on current estimates, the Bank does not expect to incur a material amount of expenses over the next two years on its program to redevelop, replace or repair its computer applications to make them Year 2000 compliant. It is recognized that any Year 2000 compliance failures could result in additional expense to the Bank.

While management is diligently working to assure Year 2000 compliance, compliance by the Bank is largely dependent upon compliance by vendors, primarily in the area of on-line data processing. Management is requiring its computer system and software vendors to represent that the products are, or will be, Year 2000 compliant, and has planned a program for testing for compliance.

The most significant vendor to the Bank, which provides the software support for the in-house system, Information Technology, Inc., has completed its testing process. The Bank has and will continue to participate in the testing and verification of Year 2000 related changes made by that vendor.

Although management believes that the Bank's system will be Year 2000 compliant, a written contingency plan has been developed to address problems that might be caused from Year 2000 system failures.
                                        4

ITEM 2.  PROPERTIES

The Bank conducts its business through its main office and three branch offices. The following table sets forth certain information regarding the Bank's office properties:

                                                                                             Book Value
                                                                                            Of Leasehold
                                                                                             Improvements
                                 Date                                    Book              and Furniture
                               Acquired/      Lease Expiration     Value of Land            Fixtures and
                                Leased               and           And building at          Equipment at        Square
Location                  December 31, 1998    Renewal Terms      December 31, 1998       December 31, 1998     Footage
--------                  -----------------   ----------------    -----------------       -----------------     -------
Main Office (1)                                                 (Dollars in thousands)
21845 Powerline Road                           08/31/2002
Boca Raton, Florida 33433        1992          1 - 5 year period            -                    748          18,929

Pembroke Pines (1)
Onw S.W. 129th Avenue                          02/28/2006
Pembroke Pines, Florida          1994            -                          -                    100           5,719
33027

Aventura (1)
2690 N.E. 203rd Street                         02/28/2000
Aventura, Florida 33180          1995          1 - 5 year period            -                     22           3,050

Boca Raton
19645 State Road 7
Boca Raton, Florida 33498        1998            -                        564                    144           3,200

(1) Leased branch office

The Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 1998, such equipment had a net book value of $313,000.

ITEM 3.   LEGAL PROCEEDINGS

The Company and the Bank are parties to various legal proceedings in the ordinary course of business. Management does not believe that there is any pending or threatened proceeding against the Company and the Bank which, if determined adversely, would have a material adverse effect on the business, results of operations, or financial position of the Company or the Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 1998, through the solicitation of proxies or otherwise.

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the executive officers of the Company and the Bank.

Name                                                  Position                                               Age
----                                                  --------                                               ---
R. Carl Palmer, Jr.                 Director and President and Chief Executive Officer of the                58
                                    Company and the Bank

Beverly P. Chambers                 Senior Vice President of the Company and the Bank                        48

Bradley R. Meredith                 Senior Vice President and Chief Financial Officer of the                 45
                                    Company and the Bank

Dennis Reed                         Senior Vice President of the Company and the Bank                        55

R. Carl Palmer, Jr. Mr. Palmer joined the Company and Bank in 1995 as Chief Executive Officer, President and director. He began his banking career at Chemical Bank in New York in 1964. In 1979, he moved to south Florida as an Executive Vice President for Southeast Bank Banking Corporation, where he first became associated with Beverly Chambers and Dennis Reed. During his tenure at that bank with $17 billion in assets, he had responsibilities for business development, commercial banking and retail banking. From 1988 to 1991, he was President, Chief Operating Officer and director of Naples Federal Savings & Loan and NAFCO Financial Corporation. He became a Senior Associate with Martin W. Taplin & Associates, Inc., a real estate investment firm, in 1991. Mr. Palmer received an M.B.A. from Dartmouth College, Amos Tuck School and a J.D. from New York Law School. Mr. Palmer resides in Palm Beach County.

Beverly P. Chambers. Ms. Chambers joined the Company in 1995 with twenty-five years of banking experience and manages business banking, loan administration, marketing and human resources. Prior to joining the Company, she spent three years as a Senior Vice President and Manager of Private Banking for NationsBank of Florida. Prior to that position, Ms. Chambers was a Senior Vice President of Southeast Banking Corporation managing commercial banking, and private banking departments. Ms. Chambers resides in Broward County.

Bradley R. Meredith. Mr. Meredith joined the Company in 1997, after eight years as Executive Vice President and Chief Financial Officer for First Family Financial Corporation in central Florida. The majority of his seventeen years of banking experience has been with community banks. Mr. Meredith graduated from DePaul University with a B.S. in Finance in 1982. Mr. Meredith resides in Palm Beach County.

Dennis Reed. Mr. Reed joined the Company in 1996 with twenty-nine years of banking experience, primarily in operations, retail banking and residential mortgage lending. His most recent experience was five years as Senior Vice President of Bank Operations and Retail Lending with BancFlorida, FSB, preceded by six years as Senior Vice President of Bank Operations with Southeast Bank. Mr. Reed manages operations, retail banking and residential mortgage lending. Mr. Reed resides in south Florida.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

(a) Since June 12,1998 the Company's common stock has been traded on the Nasdaq National Market System under the symbol "PNTE". Prior to June 12, 1998 there was no established public trading market for the Company's common stock. The high and low bids for the Company's common stock on the Nasdaq National Market System from June 12, 1998 through December 31,1998 were as follows :

     Quarter Ended                     High              Low
     -------------                     ----              ---

     March 31, 1998                    N/A               N/A
     June 30, 1998                     $ 15.875       14.625
     September 30, 1998                $ 15.375       11.375
     December 31, 1998                 $ 11.000        7.625

ITEM 6.   SELECTED FINANCIAL DATA

                                                SELECTED FINANCIAL DATA
                                   (Dollars in thousands, except per share figures)

                                                                                At December 31,
                                                      --------------------------------------------------------------
                                                       1998            1997         1996         1995         1994
                                                       ----            ----         ----         ----         ----
Cash and cash equivalents........................     $   3,471        2,575         6,663       10,212        5,857
Securities.......................................        52,989       32,079        42,790       48,542       54,674
Loans............................................       128,005      105,653        90,973      104,677      123,048
Loans held for sale..............................           617        4,443         4,396       18,561        6,697
All other assets.................................         4,193        3,090         6,436       11,415       11,357
                                                      ---------     --------      --------     --------     --------

    Total assets.................................     $ 189,275      147,840       151,258      193,407      201,633
                                                      =========     ========      ========     ========     ========

Deposits.........................................       141,212      124,995       112,498      142,673      164,087
Other borrowings.................................        18,446        6,191        23,746       33,215       18,003
All other liabilities............................         2,582        2,809         2,593        5,005        7,027
Stockholders' equity.............................        27,035       13,845        12,421       12,514       12,516
                                                      ---------     --------      --------     --------     --------

    Total liabilities and stockholders' equity...     $ 189,275      147,840       151,258      193,407      201,633
                                                      =========     ========      ========     ========     ========

                                                                           Year Ended December 31,
                                                      --------------------------------------------------------------
                                                         1998          1997         1996         1995         1994
                                                         ----          ----         ----         ----         ----

Total interest income..............................    $ 13,113       11,932        12,186       14,690       11,966
Total interest expense.............................       6,498        6,329         7,616        9,919        7,282
                                                      ---------     --------      --------     --------     --------

Net interest income................................       6,615        5,603         4,570        4,771        4,684
Provision for loan losses..........................         950           80           185          336           75
                                                      ---------     --------      --------     --------     --------

Net interest income after provision
    for loan losses................................       5,665        5,523         4,385        4,435        4,609

Noninterest income.................................       1,650        1,412         2,434        1,922        2,887
Noninterest expense................................       5,631        5,471         6,847        7,360        6,273
SAIF recapitalization assessment (1)...............           -            -           926            -            -
                                                      ---------     --------      --------     --------     --------

Earnings (loss) before income taxes................       1,684        1,464          (954)      (1,003)       1,223

Income taxes (benefit).............................         631          550          (355)        (376)         458
                                                      ---------     --------      --------     --------     --------

Net earnings (loss)................................   $   1,053          914          (599)        (627)         765
                                                      =========     ========      ========     ========     ========

Earnings (loss) per share (2):
    Basic .........................................   $     .56          .68          (.52)        (.51)         .72
                                                      =========     ========      ========     ========     ========

    Diluted........................................   $     .55          .62          (.52)        (.51)         .72
                                                      =========     ========      ========     ========     ========

Without SAIF Assessment (1)
Net earnings (loss)................................   $   1,053          914           (18)        (627)         765
                                                      =========     ========      ========     ========     ========
Earnings (loss) per common share - basic (2).......   $     .56          .68          (.01)        (.51)         .72
                                                      =========     ========      ========     ========     ========
Earnings (loss) per common share - diluted (2).....   $     .55          .62          (.01)        (.51)         .72
                                                      =========     ========      ========     ========     ========

                                        8

                                          SELECTED FINANCIAL DATA, continued
                                   (Dollars in thousands, except per share figures)

                                                                                 At or For the
                                                                              Year Ended December 31,
                                                       --------------------------------------------------------------
                                                           1998          1997         1996       1995         1994
                                                           ----          ----         ----       ----         ----
For the Period:

Return on average assets........................           .61%          .60%        (.38%)      (.31%)        .41%
Return on average equity........................          5.02%         7.04%       (5.20%)     (5.01%)       6.98%
Average equity to average assets................         12.19%         8.59%        7.26%       6.23%        5.83%
Interest rate spread during the
    period (3)..................................          3.10%         3.30%        2.83%       2.25%        1.98%
Net interest margin.............................          4.05%         3.93%        3.19%       2.53%        2.51%
Noninterest income to average assets............           .96%          .93%        1.53%        .96%        1.54%
Noninterest expense to average assets...........          3.27%         3.62%        4.90%       3.66%        3.34%
Efficiency ratio................................         70.68%        78.31%      112.42%     109.98%       82.53%

At the End of the Period:

Ratio of average interest-earning assets to
    average interest-bearing liabilities........          1.24          1.14         1.07        1.05         1.14
Nonperforming loans, and foreclosed real
    estate as a percentage of total assets......          1.60%         1.76%        1.15%       1.15%         .54%
Allowance for loan losses as a percentage
    of total loans..............................           .83%          .80%         .85%        .79%         .42%
Allowance for loan losses as a percentage
    of nonperforming loans......................         40.19%        33.97%       52.97%      37.74%       55.17%
Total number of offices.........................             3             3            3           3            3
Full-service banking offices....................             3             3            3           3            3
Total shares outstanding at
    end of period (2) ..........................     2,266,972     1,247,592    1,219,092   1,219,092    1,219,092
Book value per share (2)........................       $ 11.93         10.23         9.54       10.27        10.27

(1) The Bank was subject to a one-time special assessment that was paid by all financial institutions insured by the SAIF in 1996. The Bank's pre-tax assessment was $926,000 ($581,000 after taxes).
(2) All per share information is presented to reflect a three-for-two stock split effective February 1998. The per share information also reflects the consumation of an initial public offering issuing 869,565 shares of common stock on June 12, 1998.
(3) Difference between weighted-average yield on all interest-earning assets and weighted-average rate on all interest-bearing liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Pointe Financial Corporation (the "Company") owns 100% of the outstanding stock of Pointe Bank (the "Bank"). The Bank is a State (Florida) chartered commercial bank. The Bank, through three banking offices, provides a wide range of banking services to individuals and businesses located primarily in South Florida. The Company's only business activities are the operations of the Bank and Pointe Financial Services, an inactive subsidiary.

On June 12, 1998, the Company consummated an initial public offering (the "Offering") of 869,565 shares of common stock, par value $.01 per share. The shares were sold at an offering price of $15.375 per share. Keefe, Bruyette & Woods, Inc. and McGinn, Smith & Co. acted as the representatives of the underwriters of the Offering. The net proceeds of the Offering totaled $12.076 million of which $6.000 million was invested in its bank subsidiary, Pointe Bank. The remaining proceeds retained by the Company will continue to fund branch expansion and support growth in the loan and security portfolio.

At December 31, 1998, the Company had total consolidated assets of $189.275 million, an increase of $41.435 million or 28.0% over total assets of $147.840 million at December 31, 1997. The increase was partly due to proceeds of $12.076 million from the issuance of common stock during the period. Also, during the year ended December 31, 1998, loans receivable increased $22.352 million or 21.2%. The Company's portfolio of securities increased $20.766 million or 68.1% to $51.275 million as of December 31, 1998 from $30.509 million as of December 31, 1997. The Bank's deposits increased to $141.212 million as of December 31, 1998 from $124.995 million as of December 31, 1997, a 13.0% increase. The Company had consolidated net earnings of $1.053 million or $.56 basic earnings per share ($.55 diluted earnings per share) for the year ended December 31, 1998 compared to a consolidated net earnings of $914,000 or $.68 basic earnings per share ($.62 diluted earnings per share for 1997). The decrease in the earnings per share for 1997 to 1998 is primarily related to the issuance of 869,565 shares of common stock on June 12,1998, in the Offering.

Regulation and Legislation

As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Florida Department of Banking and Finance ("Florida DBF"), the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC"). The Bank files reports with the Florida DBF and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida DBF and the Federal Reserve Board to monitor the Bank's compliance with the various regulatory requirements.

Credit Risk

The Bank's primary business is making commercial, business, consumer and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of the Bank. While management has instituted underwriting guidelines and credit review procedures to protect the Bank from avoidable credit losses, some losses will inevitably occur.

The following table sets forth certain information regarding nonaccrual loans and foreclosed real estate, including the ratio of such loans and foreclosed real estate to total assets as of the dates indicated, and certain other related information.

                                                                              At December 31,
                                                       --------------------------------------------------------------
                                                           1998        1997         1996           1995         1994
                                                           ----        ----         ----           ----         ----
                                                                          (Dollars in thousands)
Nonaccrual loans:
   Residential real estate...........................   $ 1,376        1,918       1,282          1,573          932
   Commercial real estate............................         -            -           -            302            -
   Commercial........................................     1,306          577         182            351           25
   Consumer and other................................         -            1           3              -            -
                                                       --------      -------     -------        -------      -------

       Total nonaccrual loans........................     2,682        2,496       1,467          2,226          957
                                                       --------      -------     -------        -------      -------

       Total nonperforming loans.....................     2,682        2,496       1,467          2,226          957
                                                       --------      -------     -------        -------      -------

       Total nonperforming loans to total loans......      2.08%        2.34%       1.60%          2.09%         .77%
                                                       ========      =======     =======        =======      =======

Foreclosed real estate-

   Real estate acquired by foreclosure or deed
     in lieu of foreclosure..........................       353          105         270              -          127
                                                       --------      -------     -------        -------      -------

       Total nonperforming loans and foreclosed
       real estate...................................   $ 3,035        2,601       1,737          2,226        1,084
                                                       ========      =======     =======        =======      =======

       Total nonperforming and foreclosed real estate
       to total assets...............................      1.60%        1.76%       1.15%          1.15%        .54%
                                                       ========      =======     =======        =======      ======

Interest income that would have been recorded under the original terms of nonaccrual loans and the interest income actually recognized are summarized below:

                                                                           Year Ended December 31,
                                                          ----------------------------------------------------------
                                                           1998         1997        1996           1995         1994
                                                           ----         ----        ----           ----         ----
                                                                             (In thousands)

   Interest income that would have been recognized....    $ 302          343         200            203          117
   Interest income recognized.........................      146          123           3            103           28
                                                          -----         ----        ----           ----         ----

   Interest income forgone............................    $ 156          220         197            100           89
                                                          =====         ====        ====           ====         ====

The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated:

                                                                              Year Ended December 31,
                                                    -----------------------------------------------------------------
                                                         1998          1997          1996       1995           1994
                                                         ----          ----          ----       ----           ----
                                                                              (Dollars in thousands)
Average loans outstanding.........................   $ 116,499      102,315        96,307       129,431     125,460
                                                    ==========    =========      ========      ========    ========

Allowance at beginning of year....................         848          777           840           528         382
                                                    ----------    ---------      --------      --------    --------

Charge-offs:
     Residential real estate......................           -            -            (2)          (27)        (51)
     Commercial...................................        (682)         (48)         (238)            -          (2)
     Consumer and other...........................         (40)         (10)           (8)           (2)          -
                                                    ----------    ---------      --------      --------    --------

         Total loans charged-off..................        (722)         (58)         (248)          (29)        (53)
                                                    ----------    ---------      --------      --------    --------

Recoveries........................................           2           49          -                5          10
                                                    ----------    ---------      --------      --------    --------

Net charge-offs...................................        (720)          (9)         (248)          (24)        (43)
                                                    ----------    ---------      --------      --------    --------

Provision for loan losses charged
     to operating expenses........................         950           80           185           336          75
                                                    ----------    ---------      --------      --------    --------

Amount attributable to Pointe Bank
     at acquisition...............................           -            -             -             -         114
                                                    ----------    ---------      --------      --------    --------

Allowance at end of year..........................  $    1,078          848           777           840         528
                                                    ==========    =========      ========      ========    ========

Net charge-offs to
     average loans outstanding....................         .62%         .01           .25           .02         .03
                                                    ==========    =========      ========      ========    ========

Allowance as a percent of total
     loans........................................         .83%         .80           .85           .79         .42
                                                    ==========    =========      ========      ========    ========

Allowance as a percentage of
     nonperforming loans..........................       40.19%       33.97         52.97         37.74       55.17
                                                    ==========    =========      ========      ========    ========

Total loans at end of year........................   $ 129,156      106,659        91,925       106,315     124,634
                                                    ==========    =========      ========      ========    ========

The provision for loan losses increased from $80,000 for the year ended December 31, 1997 to $950,000 for the year ended December 31, 1998. This increase was primarily related to two commercial loans, one charged-off and the other written down 50% through the loan loss reserve in which the Company is involved in a claim against a bankruptcy debtor. The Company has historically had strong asset quality as evidenced by the low percentage of net charge-offs to average loans outstanding over the last five years of .19%. Management believes that the allowance for loan losses of $1.078 million is adequate at December 31, 1998.

The following table presents information regarding the Bank's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans:

                                                                     At December 31,
                           ----------------------------------------------------------------------------------------------------
                                   1998               1997              1996                  1995                1994
                           ----------------   ------------------  ------------------   ------------------   -------------------
                                     % of                % of                 % of                 % of                % of
                            Amount  Loans to   Amount   Loans to   Amount    Loans to    Amount   Loans to  Amount    Loans to
                              of      Total     of       Total      of        Total        of       Total     of        Total
                           Allowance  Loans   Allowance  Loans   Allowance   Loans     Allowance   Loans   Allowance    Loans
                           ---------  -----   ---------  -----   ---------   -----     ---------   -----   ---------    -----
                                                                 (Dollars in thousands)
Commercial loans.......... $    641   16.64%    $ 158   18.59%   $ 135      17.35%     $ 122       14.49%    $  33       6.26%
Commercial real
  estate loans............      213   16.19       140   16.53       88      11.31         20        2.42        25       4.77
Residential real
  estate loans............      109   59.56       492   57.97      525      67.60        687       81.80       466      88.26
Consumer and other
  loans...................      115    7.61        58    6.91       29       3.74         11        1.29         4        .71
                           --------  ------     -----  ------    -----     ------      -----      ------     -----     ------
  Total allowance
        for loan
        losses............  $ 1,078   100.0%    $ 848   100.0%   $ 777      100.0%     $ 840       100.0%    $ 528      100.0%
                           ========  ======     =====  ======    =====     ======      =====      ======     =====     ======

Management evaluates currently available information in order to establish the allocation of the allowance for loan losses. Future adjustments to the allowance may be necessary if conditions change in the portfolio. Among these changes are risk characteristics of the loan portfolio, the quality of specific loans, the level of nonaccruing loans, current economic conditions, trends in delinquencies or charge-offs and the value of underlying collateral, all of which are subject to change.

Results of Operations

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, the Company's net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of its noninterest income, and its noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and losses on foreclosed real estate and income taxes.

The following table sets forth for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; (v) interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities.

                                                                         Year Ended December 31,
                                -----------------------------------------------------------------------------------------------
                                                 1998                         1997                           1996
                                --------------------------------   -----------------------------  -----------------------------
                                            Interest     Average             Interest   Average              Interest    Average
                                  Average        and      Yield/    Average       and    Yield/   Average         and     Yield/
                                  Balance  Dividends        Rate    Balance Dividends      Rate   Balance   Dividends       Rate
                                  -------  ---------     -------    ------- ---------   -------   -------   ---------    -------
                                                                       (Dollars in thousands)
Interest-earning assets:
   Loans      .................  $ 116,499    10,459      8.98%  $ 102,315     9,427     9.21%  $  96,307      9,001      9.35%
   Securities .................     45,634     2,581      5.66      38,200     2,402     6.29      41,068      2,872      6.99
   Other interest-earning
       assets (1)..............      1,313        73      5.56       2,085       103     4.94       6,070        313      5.16
                                 ---------  --------             ---------   -------            ---------    -------

       Total interest-earning
          assets...............    163,446    13,113      8.02     142,600    11,932     8.37     143,445     12,186      8.50
                                            --------                         -------                         -------

Noninterest-earning
   assets (2) .................      8,642                           8,609                         15,127
                                 ---------                       ---------                      ---------

       Total assets............  $ 172,088                       $ 151,209                      $ 158,572
                                 =========                       =========                      =========

Interest-bearing liabilities:
   Savings and NOW deposits....     11,147       170      1.53      10,278       203     1.98       8,535        180      2.11
   Money-market deposits.......     39,822     1,748      4.39      37,457     1,731     4.62      29,683      1,381      4.65
   Time deposits...............     67,135     3,841      5.72      60,273     3,434     5.70      67,688      4,253      6.28
   Borrowings..................     14,055       739      5.26      16,879       961     5.69      28,348      1,802      6.36
                                   -------   -------               -------   -------              -------     ------

          Total interest-bearing
              liabilities......    132,159     6,498      4.92     124,887     6,329     5.07     134,254      7,616      5.67
                                             -------                         -------                          ------

Demand deposits................     15,730                          11,369                          9,812
Noninterest-bearing liabilities      3,216                           1,971                          2,987
Stockholders' equity...........     20,983                          12,982                         11,519
                                 ---------                       ---------                      ---------

          Total liabilities and
              stockholders'
              equity...........  $ 172,088                       $ 151,209                      $ 158,572
                                 =========                       =========                      =========

Net interest income............             $  6,615                        $  5,603                        $  4,570
                                            ========                        ========                        ========

Interest-rate spread (3).......                           3.10%                          3.30%                            2.83%
                                                          ====                           ====                             ====

Net interest margin (4)........                           4.05%                          3.93%                            3.19%
                                                          ====                           ====                             ====

Ratio of average interest-
   earning assets to
   average interest-
   bearing liabilities.........       1.24                            1.14                           1.07
                                      ====                            ====                           ====
----------------------------------------

(1) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.
(2) Includes nonaccrual loans.
(3) Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income dividend by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

                                                                                        Year Ended December 31,
                                                                                            1998 vs. 1997
                                                                                --------------------------------------
                                                                                      Increase (Decrease) Due to
                                                                                --------------------------------------
                                                                                                      Rate/
                                                                                  Rate    Volume     Volume     Total
                                                                                  ----    ------     ------     -----
                                                                                              (In thousands)
Interest earning assets:
    Loans ...................................................................    $(235)     1,306       (39)    1,032
    Securities...............................................................     (241)       467       (47)      179
    Other interest-earning assets............................................       13        (38)       (5)      (30)
                                                                                 -----     ------     -----    ------

      Total..................................................................     (463)     1,735       (91)    1,181
                                                                                 -----     ------     -----    ------

Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits...............................................      (46)        17        (4)      (33)
      Money-market deposits..................................................      (87)       109        (5)       17
      Time deposits..........................................................       12        391         4       407
    Other borrowings.........................................................      (73)      (161)       12      (222)
                                                                                 -----     ------     -----    ------

      Total..................................................................     (194)       356         7       169
                                                                                 -----     ------     -----    ------

Net change in net interest income............................................    $(269)     1,379       (98)    1,012
                                                                                 =====     ======     =====    ======

                                                                                        Year Ended December 31,
                                                                                             1997 vs. 1996
                                                                                -------------------------------------
                                                                                       Increase (Decrease) Due to
                                                                                -------------------------------------
                                                                                                      Rate/
                                                                                  Rate     Volume    Volume     Total
                                                                                  ----     ------    ------     -----
                                                                                              (In thousands)
Interest earning assets:
    Loans....................................................................   $ (128)       562        (8)      426
    Securities...............................................................     (289)      (201)       20      (470)
    Other interest-earning assets............................................      (13)      (206)        9      (210)
                                                                                ------      -----     -----     -----

      Total..................................................................     (430)       155        21      (254)
                                                                                ------      -----     -----     -----

Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits...............................................      (11)        36        (2)       23
      Money-market deposits..................................................       (9)       362        (3)      350
      Time deposits..........................................................     (397)      (466)       44      (819)
    Other borrowings.........................................................     (188)      (729)       76      (841)
                                                                                ------      -----     -----     -----

      Total..................................................................     (605)      (797)      115    (1,287)
                                                                                ------      -----     -----     -----

Net change in net interest income............................................    $ 175        952       (94)    1,033
                                                                                ======      =====     =====     =====

                                       15

Liquidity and Capital Resources

A Florida chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as determined by the rules of the Florida DBF, such as federal funds sold and United States securities or securities guaranteed by the United States or agencies thereof. As of December 31, 1998 and December 31, 1997, the Bank had liquidity of approximately $40.332 million and $27.728 million, or approximately 29.31% and 22.41% of total deposits combined with borrowings, respectively.

During the year ended December 31, 1998, the Company's primary sources of funds consisted of principal payments on loans and securities, proceeds from sales and maturities of securities, net increases in deposits, increase in Federal Home Loan Bank advances, proceeds from sale of stock and net cash flows from operating activities. The Company used its capital resources principally to purchase securities and fund existing and continuing loan commitments. At December 31, 1998, the Company had commitments to originate loans totaling $9.587 million. Scheduled maturities of certificates of deposit during the 12 months following December 31, 1998 totaled $43.657 million. Management believes the Company has adequate resources to fund all of its commitments, that substantially all of its existing commitments will be funded within the next twelve months and, if so desired, that it can adjust the rates on certificates of deposit to attract deposits in a changing interest-rate environment.

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

                                                               After One Year
                                           One Year or Less     to Five Year    After Five Years           Total
                                           ----------------   ----------------  -----------------   ------------------
                                           Carrying  Average  Carrying  Average Carrying  Average   Carrying   Average
                                              Value    Yield     Value    Yield    Value    Yield      Value     Yield
                                           --------  ------   -------   ------  --------  -------   --------   -------
At December 31, 1998:
   U.S. Government agency
     securities..........................  $  2,008    5.53%  $  7,708    5.84%  $ 2,983     5.65%  $ 12,699      5.74%
   U.S. Treasury securities..............    11,088    5.27     13,327    4.49         -        -     24,415      4.84
   Mortgage-backed securities............         -       -      3,577    6.11     6,417     4.31      9,994      4.93
   Mutual funds..........................     3,992    5.43          -       -         -        -      3,992      5.43
   Other.................................         -       -         75    8.00       100     6.50        175      7.14
                                          ---------           --------           -------            --------

     Total...............................  $ 17,088    5.34%  $ 24,687    5.15%  $ 9,500     4.74%  $ 51,275      5.14%
                                          =========    ====   ========    ====   =======     ====   ========      ====

At December 31, 1997:
   U.S. Government agency
     securities..........................  $      -       -%  $    779    8.45%  $   474     7.91%  $  1,253      8.24%
   U.S. Treasury securities..............         -       -      9,039    5.93         -        -      9,039      5.93
   Mortgage-backed securities............     7,328    6.45      3,080    6.30     4,769     5.92     15,177      6.25
   Mutual funds..........................     4,965    6.94          -       -         -        -      4,965      6.94
   Other.................................         -       -         25    8.00     1,620     7.04      1,645      7.06
                                          ---------           --------           -------            --------

     Total...............................  $ 12,293    6.65%  $ 12,923    6.17%  $ 6,863     6.12%  $ 32,079      6.36%
                                          =========    ====   ========    ====   =======     ====   ========      ====

Regulatory Capital Requirements

Under FDIC regulations, the Bank is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders' equity.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percents (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the State and Federal regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percents as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table summarizes the capital requirements for the Bank (dollars in thousands):

                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                       For Capital            Prompt Corrective
                                                Actual               Adequacy Purposes:       Action Provisions:
                                           --------------------     -------------------      ----------------------
                                           Amount       Percent      Amount     Percent       Amount        Percent
                                           ------       -------      ------     -------       ------        -------
At December 31, 1998:
     Total Capital
       (to Risk-Weighted Assets).......  $ 21,916        20.70%     $ 8,468        8.00%     $ 10,585         10.00%
     Tier I Capital
       (to Risk-Weighted Assets).......    20,838        19.69        4,234        4.00         6,351          6.00
     Tier I Capital
       (to Average Assets).............    20,838        11.12        7,494        4.00         9,368          5.00

At December 31, 1997:
     Total Capital
       (to Risk-Weighted Assets).......  $ 14,529        16.00%     $ 7,264        8.00%      $ 9,080         10.00%
     Tier I Capital
       (to Risk-Weighted Assets).......    13,681        15.06        3,632        4.00         5,448          6.00
     Tier I Capital
       (to Average Assets).............    13,681         8.95        6,117        4.00         7,646          5.00

Asset - Liability Structure

As part of its asset and liability management, the Company has emphasized establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in managing the Company's earnings. Management believes that these processes and procedures provide the Company with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines which should result in tighter controls and less exposure to interest-rate risk.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest-rate sensitive" and by monitoring an institution's interest-rate sensitivity "gap." An asset or liability is said to be interest-rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as dividing rate-sensitive assets by rate-sensitive liabilities. A gap ratio of 1.0% represents perfect matching. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, the Company's management continues to monitor asset and liability management policies to better match the maturities and repricing terms of its interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing the origination of adjustable-rate loans; (ii) maintaining a stable core deposit base; and (iii) maintaining a significant portion of liquid assets (cash and short-term investments).

The following table sets forth certain information relating to the Company's interest-earning assets and interest-bearing liabilities at December 31, 1998 that are estimated to mature or are scheduled to reprice within the period shown.

                                                             More
                                                             Than        More
                                                            Three     Than Six           More
                                                           Months       Months       Than One
                                               Three       to Six       to One        Year to    More Than
                                              Months       Months         Year     Five Years   Five Years    Total
                                              ------       ------         ----     ----------   ----------    -----
                                                                       ($ in thousands)
Loans (1),(2)............................  $ 39,333        6,421        9,678         22,083      52,258      129,773
Securities (3)...........................    14,849        5,458        5,125         22,705       4,852       52,989
Interest bearing deposits................       605            -            -              -           -          605
                                           --------    ---------    ---------     ----------   ---------    ---------

     Total rate-sensitive assets.........    54,787       11,879       14,803         44,788      57,110      183,367
                                           --------    ---------    ---------     ----------   ---------    ---------

Deposit accounts (4):
  Savings and NOW........................    12,940            -            -              -           -       12,940
  Money market...........................    38,721            -            -              -           -       38,721
  Time deposits..........................    18,877       10,989       13,791         27,578           -       71,235
                                           --------    ---------    ---------     ----------   ---------    ---------

Total deposit accounts...................    70,538       10,989       13,791         27,578           -      122,896

Borrowings   ............................     3,446            -            -         15,000           -       18,446
                                           --------    ---------    ---------     ----------   ---------    ---------

     Total rate-sensitive
         liabilities.....................    73,984       10,989       13,791         42,578           -      141,342
                                           --------    ---------    ---------     ----------   ---------    ---------

Gap (repricing differences)..............  $(19,197)         890        1,012          2,210      57,110       42,025
                                           ========    =========    =========     ==========   =========    =========

Cumulative GAP...........................  $(19,197)     (18,307)     (17,295)       (15,085)     42,025
                                           ========    =========    =========     ==========   =========

Cumulative GAP/total assets..............    (10.14)%      (9.67)%      (9.14)%        (7.97)%    22.20%
                                           ========    =========    =========     ==========   ========

-------------------------

  (1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their contractual maturities.
  (2)    Includes nonaccrual loans and loans held for sale.
  (3) Securities are scheduled according to their respective repricing and maturity dates, includes Federal Home Loan Bank stock and Federal Reserve Bank stock.
  (4) Savings, NOW and money-market accounts are regarded as ready accessible withdrawable accounts. All other time accounts are scheduled according to their respective maturity dates.

The following table reflects the contractual principal repayments of the Company's loan portfolio at December 31, 1998:

                                                             Commercial      Residential
                                             Commercial      Real Estate      Mortgage        Consumer
                                              Loans            Loans           Loans           Loans        Total
                                              -----            -----           -----           -----        -----
                                                                       (In thousands)
  Due within one year.......................   $ 12,405           7,900           2,533         3,236       26,074
  Due after one through five years..........      7,071           8,869           3,694         4,863       24,497
  Due after five years......................      2,011           4,135          70,711         1,728       78,585
                                              ---------          ------          ------         -----      -------

         Total..............................   $ 21,487          20,904          76,938         9,827      129,156
                                              =========          ======          ======         =====      =======

Of the $103.1 million in loans due after one year, 60.3% of such loans have fixed rates of interest and 39.7% have adjustable rates.

The following table displays loan originations by type of loan and principal reductions during the periods indicated.

                                                                        Year Ended December 31,
                                           --------------------------------------------------------------------------
                                                1998               1997           1996           1995           1994
                                                ----               ----           ----           ----           ----
                                                                             (In thousands)
   Originations:
     Commercial loans.....................  $ 13,854             19,720          1,085            676          1,610
     Commercial real estate loans.........     7,020              8,360          3,205          1,214           -
     Residential real estate..............    33,498             10,507          7,480          5,528         35,436
     Consumer loans.......................     2,959              3,564          1,497            553            293
                                            --------           --------        -------       --------       --------

     Total loans originated...............    57,331             42,151         13,267          7,971         37,339

   Principal reductions...................   (34,834)           (27,417)       (27,657)       (26,290)       (13,283)
                                            --------           --------        -------       --------       --------

     Increase (decrease) in gross
       loans..............................  $ 22,497             14,734        (14,390)       (18,319)        24,056
                                            ========           ========        =======       ========       ========

The originations noted in the table above exclude originations of loans held for sale of $1.994 million, $9.005 million, $51.533 million and $55.650 million for periods ended December 31, 1998, 1997, 1996 and 1995, respectively.

The following table summarizes the loan portfolio of the Company by type of loan as of December 31, 1998, 1997, 1996, 1995 and 1994.

                                                               At December 31,
                             ----------------------------------------------------------------------------------------
                                  1998               1997               1996             1995              1994
                             --------------    --------------- -------------------  --------------  -----------------
                                       % of               % of              % of              % of              % of
                              Amount  Total      Amount  Total     Amount  Total    Amount   Total    Amount   Total
                              ------  -----      ------  -----     ------  -----    ------   -----    ------   -----
                                                            (Dollars in thousands)

   Commercial............. $  21,487  16.64%  $ 19,832   18.59% $ 16,711   18.18% $ 15,401   14.49%  $ 11,645   9.34%
   Commercial
     real estate..........    20,904  16.19     17,628   16.53    10,894   11.85     2,572    2.42      2,097   1.69
   Residential
     real estate..........    76,938  59.56     61,827   57.97    60,716   66.05    86,971   81.80    110,005  88.26
   Consumer...............     9,827   7.61      7,372    6.91     3,604    3.92     1,371    1.29        887    .71
                           --------- ------   --------  ------  --------  ------ ---------  ------  --------- ------

       Total loans........   129,156 100.00%   106,659  100.00%   91,925  100.00%  106,315  100.00%   124,634 100.00%
                           ========= ======   ========  ======  ========  ====== =========  ======  ========= ======

   Less:
     Deferred loan
       fees...............       (73)             (158)             (175)              (71)              (109)
     Undisbursed portion
       of loans in
       process............         -                 -                 -              (727)              (949)
     Allowance for
       loan losses........    (1,078)             (848)             (777)             (840)              (528)
                           ---------         ---------          --------         ---------          ---------

       Loans, net......... $ 128,005         $ 105,653          $ 90,973         $ 104,677          $ 123,048
                           =========         =========          ========         =========          =========

The following table shows the distribution of, and certain other information relating to, deposit accounts by type:

                                                                       At December 31,
                                            ------------------------------------------------------------------------
                                                     1998                      1997                     1996
                                            ------------------------ -------------------------  --------------------
                                                          % of                       % of                      % of
                                             Balance      Total       Balance       Total        Balance       Total
                                             -------      -----       -------       -----        -------       -----
                                                                    (Dollars in thousands)

     Demand deposits...................... $  18,316      12.97%     $ 12,136        9.71%       $ 9,386        8.34%
     Savings and NOW deposits.............    12,940       9.16         9,834        7.87         11,324       10.07
     Money-market deposits................    38,721      27.42        38,326       30.66         34,803       30.94
     Time deposits........................    71,235      50,45        64,699       51.76         56,985       50.65
                                           ---------     ------     ---------      ------      ---------      ------

     Total deposits....................... $ 141,212     100.00%    $ 124,995      100.00%     $ 112,498      100.00%
                                           =========     ======     =========      ======      =========      ======

Jumbo certificates ($100,000 and over) included above mature as follows:

                                                                                                   At December 31,
                                                                                                   ---------------
                                                                                                        1998
                                                                                                        ----
                                                                                                   (In thousands)
     Due three months or less................................................................        $  4,300
     Due over three months to six months.....................................................           1,888
     Due over six months to one year.........................................................           2,241
     Due over one year.......................................................................          14,304
                                                                                                     --------

       Total.................................................................................        $ 22,733
                                                                                                     ========

                                       20

The scheduled maturities of time deposits are as follows:

                                                                                              At December 31,
                                                                                              --------------
                                                                                                   1998
                                                                                                   ----
                                                                                             (In thousands)
     Due in one year or less................................................................    $ 43,657
     Due in more than one but less than three years.........................................      18,421
     Due in more than three but less than five years........................................       9,157
                                                                                                --------

       Total................................................................................    $ 71,235
                                                                                                ========

The following table sets forth the net deposit flows of the Company during the period indicated:

                                                                                         Year Ended December 31,
                                                                                -------------------------------------
                                                                                     1998           1997        1996
                                                                                     ----           ----        ----
                                                                                              (In thousands)
   Net increase (decrease) before interest credited..........................    $ 10,344          6,849     (37,026)
   Net credited..............................................................       5,873          5,648       6,851
                                                                                 --------         ------      ------

   Net deposit increase (decrease)...........................................    $ 16,217         12,497     (30,175)
                                                                                 ========         ======      ======

The following table indicates the daily average balances and weighted average interest rates paid on interest bearing deposits for each of the three years ended December 31, 1998, 1997 and 1996:

                                                                 Years Ended December 31,
                           ------------------------------------------------------------------------------------------
                                        1998                          1997                              1996
                           -----------------------------  ----------------------------  -----------------------------
                              Average   % of    Average    Average    % of    Average     Average    % of    Average
                              Balance   Total     Yield    Balance    Total     Yield     Balance    Total     Yield
                              -------   -----     -----    -------    -----     -----     -------    -----     -----
                                                                (Dollars in thousands)
Savings and NOW
   deposits.................$  11,147    8.33%     1.53% $  10,278      8.61%    1.98%  $   8,535     7.38%     2.11%
Money-market
   deposits.................   39,822   29.76      4.39     37,457     31.38     4.62      29,683    25.65      4.65
Time deposits...............   67,135   50.16      5.72     60,273     50.49     5.70      67,688    58.49      6.28
                            ---------  ------            ---------    ------            ---------   ------

Total interest-bearing
   deposits.................  118,104   88.25      4.88    108,008     90.48     4.97     105,906    91.52      5.49

Noninterest bearing.........   15,730   11.75               11,369      9.52                9,812     8.48
                            ---------  ------            ---------    ------            ---------   ------

Total.......................$ 133,834  100.00%           $ 119,377    100.00%           $ 115,718   100.00%
                            =========  ======            =========    ======            =========   ======

                                       21

               Comparison of Year Ended December 31, 1998 and 1997

General
Net earnings for the year ended December 31, 1998 were $1.053 million or $.56 per basic share ($.55 per diluted share) compared to net earnings of $914,000 or $.68 per basic share ($.62 per diluted share) for the year ended December 31, 1997. This decrease in the earnings per share was due to the issuance of 869,565 shares of common stock on June 12, 1998. The increase in income was primarily due to an increase in interest income and noninterest income partially offset by increases in the provision for loan losses and noninterest expenses.

Interest Income and Expense
Interest income increased from $11.932 million for the year ended December 31, 1997 to $13.113 million for the year ended December 31, 1998. Interest income on loans increased $1.032 million due to an increase in the average loan portfolio balance from $102.315 million for the year ended December 31, 1997 to $116.499 million for the year ended December 31, 1998, partially offset by a decrease in the weighted-average yield earned on the portfolio from 9.21% to 8.98%. Interest on securities increased $179,000 due to an increase in the average securities portfolio to $45.634 million in 1998 from $38.200 million in 1997, partially offset by a decrease in the weighted average yield from 6.29% to 5.66%. Interest on other interest-earning assets decreased $30,000 due to a decrease in average other interest-earning assets from $2.085 million in 1997 to $1.313 million in 1998.

Interest expense increased to $6.498 million for the year ended December 31, 1998 from $6.329 million for the year ended December 31, 1997. Interest expense on deposit accounts increased $391,000 from $5.368 million in 1997 to $5.759 million in 1998 primarily due to an increase in average interest-bearing deposit balances from $108.008 million during the year ended December 31, 1997 to $118.104 million for 1998. Interest expense on other borrowings decreased $222,000 from $961,000 to $739,000 primarily due to a decrease in average borrowings from $16.879 million in 1997 to $14.055 million in 1998. The average cost of all interest-bearing liabilities decreased from 5.07% for the year ended December 31, 1997 to 4.92% for the year ended December 31, 1998.

Provision for Loan Losses
The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market areas, and other factors related to the collectability of the Bank's loan portfolio. The provision increased from $80,000 for the year ended December 31, 1997 to $950,000 for the year ended December 31, 1998. The increase was primarily related to two commercial loans, one whose balance was charged-off and the other's balance written down to management's estimation of value. Management believes that the allowance for loan losses of $1.078 million is adequate at December 31, 1998.

Noninterest Income
Total noninterest income increased $238,000 to $1.650 million for the year ended December 31, 1998 from $1.412 million reported in 1997, principally from increases in service charges on deposits, gains on sales of securities and other noninterest income partially offset by a decrease in net gains from sale of loans.

Noninterest Expenses
Total noninterest expenses increased $160,000 to $5.631 million for the year ended December 31, 1998 from $5.471 million for the year ended December 31, 1997, primarily due to an increase in salaries and employee benefits and other noninterest expenses, partially offset by decreases in occupancy expense and data processing.

Provision for Income Taxes
The provision for income taxes increased from $550,000 (an effective rate at 37.6%) during the year ended December 31, 1997 to $631,000 (an effective rate at 37.5%) during the year ended December 31, 1998.

               Comparison of Year Ended December 31, 1997 and 1996

General
Net earnings for the year ended December 31, 1997 were $914,000 or $.68 basic earnings per share ($.62 diluted earnings per share) compared to a net loss of $599,000 or $.52 basic and diluted loss per share for the year ended December 31, 1996. This increase in the Company's net earnings was primarily due to an increase in net interest income, a decrease in noninterest expense due to the one-time SAIF recapitalization assessment in 1996, partially offset by a decrease in noninterest income and an increase in income taxes.

Interest Income and Expense
Interest income decreased from $12.186 million for the year ended December 31, 1996 to $11.932 million for the year ended December 31, 1997. Interest income on loans increased $426,000 due an increase in the average loan portfolio balance from $96.307 million for the year ended December 31, 1996 to $102.315 million for the year ended December 31, 1997. Interest on securities decreased $470,000 due to a decrease in the average yield earned from 6.99% in 1996 to 6.29% in 1997, as well as a decrease in the average securities portfolio to $38.200 million in 1997 from $41.068 million in 1996. Interest on other interest-earning assets decreased $210,000 due to a decrease in average other interest-earning assets from $6.070 million in 1996 to $2.085 million in 1997.

Interest expense decreased to $6.329 million for the year ended December 31, 1997 from $7.616 million for the year ended December 31, 1996. Interest expense on deposit accounts decreased $446,000 primarily due to a decrease in the weighted average rate paid on deposits from 5.49% during the year ended December 31, 1996 to 4.97% during the year ended December 31, 1997, partially offset by an increase in average interest-bearing deposit balances from $105.906 million during the year ended December 31, 1996 to $108.008 million for the comparable period in 1997. Interest expense on other borrowings decreased $841,000 from $1.802 million to $961,000 primarily due to a decrease in average borrowings from $28.348 million in 1996 to $16.879 million in 1997 as well as a decrease in average rates. The average cost of all interest-bearing liabilities decreased from 5.67% for the year ended December 31, 1996 to 5.07% for the year ended December 31, 1997.

Provision for Loan Losses
The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. The provision decreased from $185,000 for the year ended December 31, 1996 to $80,000 for the year ended December 31, 1997. Management believes that the allowance for loan losses of $848,000 is adequate at December 31, 1997.

Noninterest Income
Total noninterest income decreased $1.022 million to $1.412 million for the year ended December 31, 1997 from $2.434 million reported in 1996, principally due to a decrease on net gain on sale of loans and loan servicing rights from $1.179 million in 1996 to $508,000 during 1997 and $365,000 in earnings from limited partnership during 1996, compared to no such amounts during the comparable period in 1997.

Noninterest Expense
Total noninterest expense decreased $2.302 million to $5.471 million for the year ended December 31, 1997 from $7.773 million for the year ended December 31, 1996, primarily due to the one-time effect of the SAIF recapitalization assessment of $926,000 during 1996, a decrease of $201,000 in federal deposit insurance premiums and a $512,000 decrease in salaries and employee benefits. The remaining items in noninterest expenses decreased $663,000 during the year ended December 31, 1997 compared to the year ended December 31, 1996.

Provision for Income Taxes
The provision for income taxes increased from a $355,000 credit during the year ended December 31, 1996 to a provision for income taxes of $550,000 during the year ended December 31, 1997. The effective tax rate increased from 37.2% for the year ended December 31, 1996 to 37.6% during the year ended December 31, 1997.

                     Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

                         Future Accounting Requirements

Financial Accounting Standards 133 - Accounting for Derivative Investments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this Statement effective January 1, 2000. Management does not anticipate that this Statement will have a material impact on the Company.

The following table presents summarized quarterly data (in thousands, except per share amounts):

                                                                                 Year Ended December 31, 1998
                                                                         -------------------------------------------
                                                                          First        Second      Third     Fourth
                                                                          Quarter      Quarter     Quarter   Quarter
                                                                          -------      -------     -------   -------
         Interest income.............................................    $ 3,022         3,261       3,412     3,418
         Interest expense............................................      1,541         1,617       1,689     1,651
                                                                         -------        ------      ------    ------

              Net interest income....................................      1,481         1,644       1,723     1,767

         Provision for loan losses...................................         65           100         630       155
                                                                         -------        ------      ------    ------

              Net interest income after provision
                  for loan losses....................................      1,416         1,544       1,093     1,612
                                                                         -------        ------      ------    ------

         Noninterest income..........................................        364           357         483       446
         Noninterest expense.........................................      1,308         1,409       1,404     1,510
                                                                         -------        ------      ------    ------

         Net earnings before income taxes............................        472           492         172       548
         Income taxes................................................        171           180          65       215
                                                                         -------        ------      ------    ------

         Net earnings................................................      $ 301           312         107       333
                                                                         =======        ======      ======    ======

         Basic earnings per common share.............................      $ .22           .21         .05       .15
                                                                         =======        ======      ======    ======

         Diluted earnings per common share...........................      $ .20           .20         .05       .15
                                                                         =======        ======      ======    ======

                                                                                Year Ended December 31, 1997
                                                                         -------------------------------------------
                                                                         First         Second      Third     Fourth
                                                                         Quarter       Quarter     Quarter   Quarter
                                                                         -------       -------     -------   -------
         Interest income.............................................    $ 2,965         2,964       2,926     3,077
         Interest expense............................................      1,579         1,604       1,574     1,572
                                                                         -------       -------     -------    ------

              Net interest income....................................      1,386         1,360       1,352     1,505

         Provision for loan losses...................................         11            -           17        52
                                                                         -------       -------     -------    ------

              Net interest income after provision
                  for loan losses....................................      1,375         1,360       1,335     1,453
                                                                         -------       -------     -------    ------

         Noninterest income..........................................        324           330         352       406
         Noninterest expense.........................................      1,328         1,392       1,325     1,426
                                                                         -------       -------     -------    ------

         Net earnings before income taxes............................        371           298         362       433
         Income taxes ...............................................        139           113         133       165
                                                                         -------       -------     -------    ------

         Net earnings................................................      $ 232           185         229       268
                                                                         =======       =======     =======    ======

         Basic earnings per common share.............................      $ .19           .12         .17       .20
                                                                         =======       =======     =======    ======

         Diluted earnings per comm share.............................      $ .18           .11         .15       .18
                                                                         =======       =======     =======    ======

                                       25

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

See Part I, Item 1. DESCRIPTION OF BUSINESS,  Market Risk.

Item 8. Financial Statements and Supplementary Data.

Pointe Financial Corporation
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants................................................      27

Accountants' Consent..............................................................................      28

Consolidated Balance Sheets for the Year Ended December 31, 1998,
    1997 and 1996.................................................................................      29

Consolidated Statements of Operations for the Year Ended
    December 31, 1998, 1997 and 1996.................................................................   30

Consolidated Statements of Stockholders' Equity for the Year Ended
    December 31, 1998, 1997 and 1996..............................................................   31-32

Consolidated Statements of Cash Flows for the Year Ended
    December 31, 1998, 1997 and 1996..............................................................   33-34

Notes to Consolidated Financial Statements for the Year Ended
    December 31,1998, 1997 and 1996...............................................................   35-54

Independent Auditors' Report on Supplementary Information.........................................      55

Consolidating Balance Sheet for Year Ended December 31, 1998,
    1997 and 1996.................................................................................      56

Consolidating Statement of Operations for Year Ended December 31, 1998,
    1997 and 1996.................................................................................      57

                                       26

                          Independent Auditors' Report



Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

We have audited the consolidated balance sheets of Pointe Financial Corporation and Subsidiaries (the "Company") at December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
January 22, 1999

                              Accountants' Consent



The Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

We consent to the use of our report dated January 22, 1999 relating to the consolidated balance sheets as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998 of Pointe Financial Corporation in the 1998 Form 10-K of Pointe Financial Corporation.

/s/ Hacker, Johnson, Cohen & Grieb PA



HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
March 2, 1999

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                     ($ in thousands, except share amounts)


                                                                                               At December 31,
                                                                                       ------------------------------
         Assets                                                                             1998              1997
                                                                                            ----              ----
Cash and due from banks.............................................................   $    2,866               2,272
Interest-bearing deposits with banks................................................          605                 303
                                                                                       ----------           ---------

       Total cash and cash equivalents..............................................        3,471               2,575

Securities available for sale.......................................................       51,275              22,745
Securities held to maturity.........................................................            -               7,764
Loans receivable, net of allowance for loan losses of $1,078
   in 1998 and $848 in 1997.........................................................      128,005             105,653
Loans held for sale.................................................................          617               4,443
Accrued interest receivable.........................................................        1,270               1,027
Premises and equipment, net.........................................................        1,760               1,225
Restricted securities:
   Federal Home Loan Bank stock ....................................................        1,235               1,271
   Federal Reserve Bank stock.......................................................          479                 299
Foreclosed real estate..............................................................          353                 105
Deferred income tax asset...........................................................          221                 224
Other assets........................................................................          589                 509
                                                                                       ----------           ---------

       Total........................................................................    $ 189,275             147,840
                                                                                       ==========           =========

   Liabilities and Stockholders' Equity

Liabilities:
   Demand deposits..................................................................       18,316              12,136
   Savings and NOW deposits.........................................................       12,940               9,834
   Money-market deposits............................................................       38,721              38,326
   Time deposits....................................................................       71,235              64,699
                                                                                       ----------           ---------

       Total deposits...............................................................      141,212             124,995

   Official checks..................................................................        1,248               1,320
   Other borrowings.................................................................        3,446               1,791
   Advances from Federal Home Loan Bank.............................................       15,000               4,400
   Accrued interest payable.........................................................          695                 673
   Advance payments by borrowers for taxes and insurance............................          411                 333
   Other liabilities................................................................          228                 483
                                                                                       ----------           ---------

       Total liabilities............................................................      162,240             133,995
                                                                                       ----------           ---------

Commitments and contingencies (Notes 5, 9, 10 and 24)

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, 60,000 shares designated as Series A, convertible and cumulative, 54,116 shares
     issued and outstanding in 1997 (aggregate liquidation value $1,082)............            -                   1
   Common stock, $.01 par value, 5,000,000 shares authorized; 2,266,972
     and 831,728 shares issued and outstanding......................................           23                   8
   Additional paid-in capital.......................................................       23,324              10,935
   Retained earnings................................................................        4,065               3,039
   Accumulated other comprehensive income, unrealized loss on securities
     available for sale, net of taxes of $227 in 1998 and $83 in 1997...............         (377)               (138)
                                                                                       ----------           ---------

       Total stockholders' equity...................................................       27,035              13,845
                                                                                       ----------           ---------

       Total........................................................................    $ 189,275             147,840
                                                                                       ==========           =========

See Accompanying Notes to Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations
                    ($ in thousands except per share amounts)

                                                                                         Year Ended December 31,
                                                                                --------------------------------------
                                                                                     1998           1997         1996
                                                                                     ----           ----         ----
Interest income:
   Loans receivable.......................................................       $ 10,459          9,427        9,001
   Securities available for sale..........................................          2,311          1,892        2,330
   Securities held to maturity............................................            270            510          542
   Other interest earning assets..........................................             73            103          313
                                                                                 --------        -------      -------

       Total interest income..............................................         13,113         11,932       12,186
                                                                                 --------        -------      -------
Interest expense:
   Deposits...............................................................          5,759          5,368        5,814
   Borrowings.............................................................            739            961        1,802
                                                                                 --------        -------      -------

       Total interest expense.............................................          6,498          6,329        7,616
                                                                                 --------        -------      -------

Net interest income.......................................................          6,615          5,603        4,570

       Provision for loan losses..........................................            950             80          185
                                                                                 --------        -------      -------

Net interest income after provision for loan losses.......................          5,665          5,523        4,385
                                                                                 --------        -------      -------
Noninterest income:
   Service charges on deposit accounts....................................            729            502          364
   Gain on sale of loan servicing rights..................................              -             29          131
   Loan servicing fees....................................................             61             70          170
   Net gains from sale of loans...........................................            158            479        1,048
   Net realized gains on sale of securities...............................            298             29           91
   Equity in earnings of limited partnership..............................              -              -          365
   Other..................................................................            404            303          265
                                                                                 --------        -------      -------

       Total noninterest income...........................................          1,650          1,412        2,434
                                                                                 --------        -------      -------
Noninterest expenses:
   Salaries and employee benefits.........................................          2,858          2,657        3,169
   Occupancy expense......................................................            992          1,100        1,251
   Advertising and promotion..............................................            297            257          142
   Loan servicing expense.................................................              1             36          150
   Professional fees......................................................            191            157          286
   Federal deposit insurance premiums.....................................             94             82          283
   Data processing........................................................            287            403          428
   Other..................................................................            911            779        1,138
                                                                                 --------        -------      -------

       Noninterest expenses before SAIF  recapitalization assessment......          5,631          5,471        6,847

   SAIF recapitalization assessment.......................................              -              -          926
                                                                                 --------        -------      -------

       Total noninterest expenses.........................................          5,631          5,471        7,773
                                                                                 --------        -------      -------

       Earnings (loss) before income taxes (benefit)......................          1,684          1,464         (954)

Income taxes (benefit)....................................................            631            550         (355)
                                                                                 --------        -------      -------

       Net earnings (loss)................................................       $  1,053            914         (599)
                                                                                 ========        =======       ======

Earnings (loss) per share:
   Basic .................................................................       $    .56            .68         (.52)
                                                                                 ========        =======       ======

   Diluted................................................................       $    .55            .62         (.52)
                                                                                 ========        =======       ======

See Accompanying Notes to Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                                ($ In thousands)

                                                                                         Accumulated
                                                                                           Other
                                                              Additional                    Compre-         Total
                                   Preferred       Common      Paid-In       Retained      hensive     Stockholders'
                                     Stock         Stock       Capital       Earnings       Income         Equity
                                     -----         -----       -------       --------       ------         ------
Balance at December 31, 1995......... $  -             8           9,716         2,840          (50)         12,514
                                     -----       -------        --------      --------        -----        --------

Comprehensive income (loss):
   Net loss..........................    -             -               -          (599)           -            (599)

   Net change in unrealized
     loss on available-for-
     sale securities, net of taxes...    -             -               -             -         (196)           (196)
                                                                              --------        -----        --------

Comprehensive income (loss)..........    -             -               -          (599)        (196)           (795)
                                                                              --------        -----        --------

Sale of preferred stock
   net of offering costs.............    1             -             736             -            -             737

Cash dividends declared on
   preferred stock...................    -             -               -           (35)           -             (35)
                                     -----       -------        --------      --------        -----        --------

Balance at December 31, 1996.........    1             8          10,452         2,206         (246)         12,421
                                                                              --------        -----        --------

Comprehensive income:
   Net earnings......................    -             -               -           914            -             914

   Net change in unrealized
     loss on available-for-
     sale securities, net of taxes...    -             -               -             -          108             108
                                                                              --------        -----        --------

Comprehensive income.................    -             -               -           914          108           1,022
                                                                              --------        -----        --------

To adjust 1996 preferred dividend
   for portion paid in preferred
   stock (1,398 shares)..............    -             -              27             -            -              27

Cash dividends on preferred
   stock.............................    -             -               -           (16)           -             (16)

Stock dividends on preferred
   stock (3,218 shares)..............    -             -              65           (65)           -               -

Proceeds from issuance of preferred
   stock, net of offering costs
   (10,250 shares)...................    -             -             201             -            -             201

Common stock options exercised
   (19,000 shares)...................    -             -             190             -            -             190
                                     -----       -------        --------      --------        -----        --------

Balance at December 31, 1997.........    1             8          10,935         3,039         (138)         13,845
                                                                              --------        -----        --------

                                                                                                         (continued)

                                       31

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                ($ In thousands)

                                                                                          Accumulated
                                                                                            Other
                                                              Additional                    Compre-         Total
                                   Preferred       Common      Paid-In       Retained      hensive       Stockholders'
                                     Stock         Stock       Capital       Earnings       Income         Equity
                                     -----         -----       -------       --------       ------         ------
Comprehensive income:
   Net earnings ....................     -            -           -            1,053             -             1,053

   Net change in unrealized
     loss on available-for-sale
     securities, net of taxes.......     -            -           -                -          (239)             (239)
                                                                              ------         -----         ---------

Comprehensive income................     -            -           -            1,053          (239)              814
                                                                              ------         -----         ---------

Three-for-two stock split
   (416,626 shares) ................     -            4          (4)               -             -                 -

Stock dividends on preferred
   stock (1,410 shares).............     -            -          27              (27)            -                 -

Proceeds from issuance of
   preferred stock, net of
   offering costs (500 shares)......     -            -          10                -             -                10

Conversion of preferred stock
   (56,026 shares) to common
   stock (126,026 shares) ..........    (1)           1           -                -             -                 -

Proceeds from issuance of
   common stock, net of offering
   costs (869,565 shares)...........     -            8      12,068                -             -            12,076

Common stock options exercised
   (11,982 shares) .................     -            1         119                -             -               120

Issuance of common stock to
   directors as compensation
   (11,045 shares)..................     -            1         169                -             -               170
                                     -----       ------     -------           ------         -----         ---------

Balance at December 31, 1998          $  -           23      23,324            4,065          (377)           27,035
                                     =====       ======     =======           ======         =====         =========

See Accompanying Notes to Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                           Year Ended December 31,
                                                                                   ------------------------------------
                                                                                        1998         1997        1996
                                                                                        ----         ----        ----
Cash flows from operating activities:
     Net earnings (loss)..........................................................   $  1,053          914       (599)
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Provision for loan losses.................................................        950           80        185
        Depreciation and amortization.............................................        389          414        555
        Net amortization of fees, premiums, discounts and other...................        101         (134)       156
        Provision (credit) for deferred income taxes..............................          3          334       (355)
        Common stock issued as compensation for services..........................        170            -          -
        Equity in earnings of limited partnership.................................          -            -       (365)
        Gain on sale of securities available for sale.............................       (298)         (29)       (91)
        Gain on sale of loans and loan servicing rights...........................       (158)        (508)    (1,179)
        Originations of loans held for sale.......................................     (1,994)      (9,005)   (51,533)
        Proceeds from sale of loans held for sale.................................      5,978        9,437     66,746
        Decrease (increase) in other assets.......................................         64        2,580       (224)
        (Increase) decrease in accrued interest receivable........................       (243)         154          1
        (Decrease) increase in official checks....................................        (72)          57       (755)
        Increase (decrease) in accrued interest payable...........................         22         (280)    (1,037)
        (Decrease) increase in other liabilities..................................       (255)         132       (215)
                                                                                     --------    ---------   --------

           Net cash provided by operating activities..............................      5,710        4,146     11,290
                                                                                     --------    ---------   --------

Cash flows from investing activities:
     Purchase of securities available for sale....................................    (61,703)      (5,098)   (19,539)
     Proceeds from sale of securities.............................................     34,225       13,578     20,157
     Maturities of securities available for sale..................................      7,950        1,000      2,264
     Purchase of securities held to maturity......................................     (2,100)           -          -
     Principal repayments on securities available for sale........................        632        1,029      2,036
     Principal repayments on securities held to maturity..........................        259          440        608
     Proceeds from sale of limited partnership....................................          -            -      5,872
     Net (increase) decrease in loans.............................................    (24,213)     (14,816)    13,331
     Purchase of premises and equipment, net......................................       (924)        (364)      (221)
     Proceeds from sale of foreclosed real estate.................................        448          253          -
     Net (increase) decrease in restricted securities.............................       (144)          96          -
                                                                                     --------    ---------   --------

           Net cash (used in) provided by investing activities....................    (45,570)      (3,882)    24,508
                                                                                     --------    ---------   --------

Cash flows from financing activities:
     Net increase in demand, savings, NOW and money-market deposits...............      9,681        4,783     12,879
     Net increase (decrease) in time deposits.....................................      6,536        7,714    (43,054)
     Net increase (decrease) in Federal Home Loan Bank advances...................     10,600      (18,572)    (4,218)
     Net increase (decrease) in other borrowings..................................      1,655        1,017     (5,251)
     Increase (decrease) in advance payments for taxes and insurance..............         78          303       (440)
     Net proceeds from issuance of preferred stock, net of offering costs.........         10          201        737
     Net proceeds from issuance of common stock, net of offering costs............     12,076            -          -
     Cash dividends paid on preferred stock.......................................         -            12          -
     Proceeds from exercise of stock options......................................        120          190          -
                                                                                     --------    ---------   --------

           Net cash provided by (used in) financing activities...................      40,756       (4,352)   (39,347)
                                                                                     --------    ---------   --------

                                                                                                            (continued)

                                       33

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                                                                                           Year Ended December 31,
                                                                                    ----------------------------------
                                                                                        1998         1997        1996
                                                                                        ----         ----        ----
           Net increase (decrease) in cash and cash equivalents...................        896       (4,088)    (3,549)

Cash and cash equivalents at beginning of year....................................      2,575        6,663     10,212
                                                                                    ---------     --------   --------

Cash and cash equivalents at end of year..........................................  $   3,471        2,575      6,663
                                                                                    =========     ========   ========

Supplemental disclosure of cash flow information: Cash paid during the year for:
        Interest..................................................................  $   6,476        6,609      8,653
                                                                                    =========     ========   ========

        Income taxes..............................................................  $     650          160        200
                                                                                    =========     ========   ========

     Noncash transactions:
        Reclassification of loans receivable to foreclosed real estate............  $     725          156        270
                                                                                    =========     ========   ========

        Reclassification of foreclosed real estate to loans receivable............  $      29           68          -
                                                                                    =========     ========   ========

        Accumulated other comprehensive income, change in unrealized
           loss on securities available for sale..................................  $    (239)         108       (196)
                                                                                    =========     ========   ========

        Dividend payable on preferred stock.......................................  $       -            4         35
                                                                                    =========     ========   ========

        Stock dividends paid on preferred stock...................................  $      27           65          -
                                                                                    =========     ========   ========

        Transfer of securities from held to maturity to available for sale
           category...............................................................  $   8,456            -          -
                                                                                    =========     ========   ========

See Accompanying Notes to Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              For the Years Ended December 31, 1998, 1997 and 1996

(1) Description of Business and Summary of Significant Accounting Policies General. Pointe Financial Corporation (the "Holding Company") was formed in September 1993 and received approval from the appropriate authorities to become both a savings and loan holding company and a bank holding company. Prior to April 14, 1997, the Holding Company owned 100% of Pointe Federal Savings Bank ("Pointe Federal"), a federally-chartered thrift, Pointe Bank (the "Bank"), a state-chartered commercial bank and Pointe Financial Services, Inc., (collectively the "Company"). On April 14, 1997, Pointe Federal was merged into the Bank. The Bank provides a wide range of community banking services to small and middle-market businesses and individuals through its three banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary.

      Basis of Presentation. The accompanying consolidated financial statements include the Holding Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

            The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the banking industry. The following summarizes the more significant of these policies and practices.

      Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Securities. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities available for sale and held to maturity are recognized in interest income using the interest method over the period to maturity.

      Loans Held for Sale. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. At December 31, 1998 and 1997 the book value of loans held for sale approximated market value in the aggregate.

            Loan origination fees and direct loan origination costs are deferred until the related loan is sold, at which time the net fees are included in the gain on sale of loans in the consolidated statements of operations.

      Loans Receivable. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

            Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.
                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(1) Description of Business and Summary of Significant Accounting Policies, Continued

      Loans Receivable, Continued. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

            The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

      Investment in Limited Partnership. The Company accounted for its investment in a limited partnership by the equity method. In accordance with this method, the Company included its share of partnership's earnings or losses in the determination of the Company's net earnings or loss and adjusted its recorded investment in the partnership by a corresponding amount. Distributions from the partnership reduced the Company's recorded investment. This investment was sold in 1996.

      Foreclosed Real Estate. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the consolidated statements of operations.

      Premises and Equipment. Premises, furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed by the straight-line method.

      Income Taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      Stock-Based Compensation. Statement of Financial Accounting Standards No.
            123, "Accounting for Stock-Based Compensation" ("Statement 123") establishes a "fair value" based method of accounting for stock-based compensation plans and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). The Company has elected to follow Opinion 25 and related interpretations in accounting for its employee stock options. Statement 123 requires the disclosure of proforma net earnings and earnings per share determined as if the Company accounted for its employee stock options under the fair value method of that Statement.

      Earnings (Loss) Per Share. Basic earnings (loss) per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method.

      Off-Balance-Sheet Financial Instruments. In the ordinary course of business the Company has entered into off-balance- sheet financial instruments consisting of commitments to extend credit, unused lines of credit and stand-by-letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded or related fees are received.
                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(1) Description of Business and Summary of Significant Accounting Policies, Continued

      Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

            Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate their fair value.

            Securities Available for Sale and Held to Maturity. Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

            Restricted Securities. Book value for these securities approximates their fair value.

            Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

            Accrued Interest Receivable.  Book value approximates fair value.

            Deposit Liabilities. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

            Borrowed Funds. The carrying amounts of other borrowings approximate their fair values. Fair values of advances from Federal Home Loan Bank are estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowings.

            Off-Balance-Sheet Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

      Advertising.  The Company expenses all advertising as incurred.

      Comprehensive Income. On January 1, 1998, the Company adopted Statement of
            Financial Accounting Standards 130 Reporting Comprehensive Income. This Statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net earnings (loss) and net change in unrealized loss on available-for-sale securities, net of taxes and is presented in the consolidated statements of stockholders' equity. The adoption of SFAS 130 had no impact on total stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

      Future Accounting Requirements. Financial Accounting Standards 133 -
            Accounting for Derivative Investments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this Statement January 1, 2000. Management does not anticipate that this Statement will have a material impact on the Company.

      Reclassification. Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

                                                                     (continued)
                                       37

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(2) Securities
      Securities have been classified according to management's intent. The carrying amount of securities and their approximate fair values are summarized as follows (in thousands):

                                                                                     Gross        Gross
                                                                     Amortized    Unrealized   Unrealized      Fair
                                                                      Cost           Gains       Losses        Value
                                                                      ----           -----       ------        -----
       Available for Sale:
           At December 31, 1998:
              U.S. Treasury securities.............................  $ 24,475          38            (97)      24,416
              Mortgage-backed securities...........................    10,414          19           (439)       9,994
              Mutual funds.........................................     4,108           -           (116)       3,992
              U.S. Government agency securities....................    12,707          15            (24)      12,698
              Other................................................       175           -              -          175
                                                                     --------       -----          -----     --------

                 Total ............................................  $ 51,879          72           (676)      51,275
                                                                     ========       =====          =====     ========

           At December 31, 1997:
              U.S. Treasury securities.............................     9,003          36              -        9,039
              Mortgage-backed securities...........................     8,826          45           (130)       8,741
              Mutual funds.........................................     5,137           -           (172)       4,965
                                                                     --------       -----          -----     --------

                 Total ............................................  $ 22,966          81           (302)      22,745
                                                                     ========       =====          =====     ========

       Held to Maturity:
           At December 31, 1997:
              U.S. Government agency securities....................     1,253          11              -        1,264
              Mortgage-backed securities...........................     6,436           7           (304)       6,139
              Other................................................        75           -              -           75
                                                                     --------       -----          -----     --------

                 Total ............................................  $  7,764          18           (304)       7,478
                                                                     ========       =====          =====     ========

    The Company currently invests in one mutual fund consisting of a Short U.S.
       Government Securities Portfolio. The Short U.S. Government Securities Portfolio pursues its investment objective by investing in high-quality assets, primarily in securities issued or guaranteed by the U.S. Government, its agencies or instrumentalties with remaining maturities of 5 years or less that qualify as "liquid assets."

    During the quarter ended September 30, 1998, the Company sold $1.2 million of securities from the held to maturity category. As required by Statement of Financial Accounting Standards No. 115- Accounting for Certain Investments in Debt and Equity Securities, all the remaining securities classified as held to maturity totaling $8.5 million were transferred to the available for sale category. Furthermore, the Company's management intends to classify all securities purchased through July 1, 2000 as either available for sale or trading.

    At December 31, 1998 and 1997, approximately $500,000 and $711,000 respectively, of securities were pledged for the Company's treasury tax and loan account, approximately $4,057,000 and $3,011,000 were pledged as collateral for investment repurchase agreements and approximately $9,828,000 and $7,270,000 were pledged for public deposits.

    Also, at December 31, 1997, approximately $277,000 were pledged as collateral for Federal Home Loan Bank advances. There were no securities pledged for Federal Home Loan Bank advances at December 31, 1998.

                                                                     (continued)
                                       38

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(2) Securities, Continued
    The following summarizes sales of securities (in thousands):

                                                                                         Year Ended December 31,
                                                                                -------------------------------------
                                                                                    1998           1997          1996
                                                                                    ----           ----          ----
       Proceeds from sale of securities.......................................   $ 34,225         13,578       20,157
                                                                                 ========       ========     ========

       Gross gains from sale of securities....................................        376             95           92
       Gross losses from sale of securities...................................        (78)           (66)          (1)
                                                                                 --------       --------     --------

       Net gains..............................................................   $    298             29           91
                                                                                 ========       ========     ========

    The scheduled maturities of securities at December 31, 1998 are as follows (in thousands):

                                                                                                  Available-for-
                                                                                                  Sale Securities
                                                                                             ------------------------
                                                                                              Amortized        Fair
                                                                                                Cost          Value
                                                                                                ----          -----
       Due less than one year............................................................      $ 13,106       13,096
       Due from one to five years........................................................        21,152       21,110
       Due from five to ten years........................................................         3,099        3,083
       Mortgage-backed securities........................................................        10,414        9,994
       Mutual funds......................................................................         4,108        3,992
                                                                                               --------       ------

                                                                                               $ 51,879       51,275
                                                                                               ========       ======

(3)  Loans Receivable
     The components of loans are summarized as follows (in thousands):

                                                                                                  At December 31,
                                                                                         ------------------------------
                                                                                             1998               1997
                                                                                             ----               ----
              Residential real estate.................................................    $  76,938             61,827
              Commercial real estate..................................................       20,904             17,628
              Commercial loans........................................................       21,487             19,832
              Consumer loans..........................................................        9,827              7,372
                                                                                          ---------           --------

                                                                                            129,156            106,659

              Deferred loan fees......................................................          (73)              (158)
              Allowance for loan losses...............................................       (1,078)              (848)
                                                                                          ---------           --------

                                                                                          $ 128,005            105,653
                                                                                          =========           ========

                                                                                                            (continued)

                                       39

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(3)  Loans Receivable, Continued
     An analysis of the change in the allowance for loan losses follows (in thousands):

                                                                                          Year Ended December 31,
                                                                                 -------------------------------------
                                                                                     1998         1997            1996
                                                                                     ----         ----            ----
              Balance at beginning of year....................................   $    848           777            840
                                                                                 --------       -------        -------

              Loans charged-off...............................................       (722)          (58)          (248)
              Recoveries   ...................................................          2            49             -
                                                                                 --------       -------        -------

                  Net loans charged-off.......................................       (720)           (9)          (248)
                                                                                 --------       -------        -------

              Provision for loan losses.......................................        950            80            185
                                                                                 --------       -------        -------

              Balance at end of year..........................................    $ 1,078           848            777
                                                                                 ========       =======        =======

    The following summarizes the amounts of impaired loans, a majority of which are collateral dependent (in thousands):

                                                                                                     At December 31,
                                                                                                 ---------------------
                                                                                                    1998        1997
                                                                                                    ----        ----
              Loans identified as impaired:
                  Gross loans with no related allowance for losses..............................  $     -           -
                  Gross loans with related allowance for losses recorded........................    2,473       1,428
                  Less:  Allowances on these loans..............................................     (407)       (163)
                                                                                                ---------    --------

              Net investment in impaired loans..................................................  $ 2,066       1,265
                                                                                                =========    ========

     The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                                            Year Ended December 31,
                                                                                      --------------------------------
                                                                                         1998        1997        1996
                                                                                         ----        ----        ----
              Average investment in impaired loans..................................  $ 1,665         392         111
                                                                                      =======       =====       =====

              Interest income recognized on impaired loans..........................  $   157           -          32
                                                                                      =======       =====       =====

              Interest income received on impaired loans............................  $   157           -          32
                                                                                      =======       =====       =====

                                                                                                          (continued)

                                       40

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(4) Investment in Limited Partnership
     In late 1994 and early 1995, the Company invested a total of $5,000,000 to acquire a 12.5% limited partner interest in Tranche VII of Dovenmuehle Mortgage Company, L.P., a partnership whose primary asset is mortgage servicing rights. The servicing rights in Tranche VII, acquired during the latter months of 1994 and early 1995, were being amortized in proportion to and over the period of estimated net servicing income and were subjected to an independent valuation each calendar quarter. During 1995, the Company recorded $507,000 as its share of partnership earnings and received no cash distributions from the partnership. In 1996, the Company recorded $365,000 as its share of partnership earnings and sold its interest in the partnership for book value.

(5) Premises and Equipment
     Premises and equipment is summarized as follows (in thousands):

                                                                                                 At December 31,
                                                                                           ------------------------
                                                                                               1998          1997
                                                                                               ----          ----
             Land.......................................................................   $    383               -
             Building...................................................................        180               -
             Leasehold improvements.....................................................      1,023           1,000
             Furniture, fixtures and equipment..........................................      3,446           3,108
                                                                                           --------         -------

               Total, at cost...........................................................      5,032           4,108

             Less accumulated depreciation and amortization.............................     (3,272)         (2,883)
                                                                                           --------         -------

               Net book value...........................................................    $ 1,760           1,225
                                                                                           ========         =======

   The Company leases three of its banking offices and has purchased a branch facility in Boca Raton which will open in the first quarter of 1999. Rental expense was approximately $434,000, $420,000 and $314,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Approximate future minimum annual rental payments under these noncancellable leases are as follows (in thousands):

         Year Ending
         December 31,                                                                                       Amount
         ------------                                                                                       ------
             1999..................................................................................        $   568
             2000..................................................................................            517
             2001..................................................................................            524
             2002..................................................................................            369
             2003..................................................................................            126
             Thereafter............................................................................            279
                                                                                                           -------

             Total.................................................................................        $ 2,383
                                                                                                           =======

(6)  Deposits
   The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000, was approximately $22.7 million and $11.1 million at December 31, 1998 and 1997, respectively.

   At December 31, 1998, the scheduled maturities of certificates of deposit are as follows (in thousands):

         Year Ending
         December 31,                                                                                       Amount
         ------------                                                                                       ------
             1999..................................................................................        $ 43,657
             2000..................................................................................          17,396
             2001..................................................................................           1,025
             2002..................................................................................           7,212
             2003 and thereafter...................................................................           1,945
                                                                                                          ---------

                                                                                                           $ 71,235
                                                                                                          =========

                                                                                                        (continued)

                                       41

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(7) Other Borrowings
   In 1996, the Company began entering into investment repurchase agreements.
         These agreements require the Company to pledge securities as collateral for the balance in the accounts. At December 31, 1998 and 1997 the balance totaled $3,446,000 and $1,791,000, respectively and the Company pledged securities as collateral for these agreements with a book value of approximately $4,057,000 and $3,011,000, respectively.

   During 1996, the Company also entered into sales of securities under agreements to repurchase ("reverse repurchase agreements"). Fixed-coupon reverse repurchase agreements are treated as financings. The securities underlying the reverse repurchase agreements and the obligations to repurchase securities sold are reflected as assets and liabilities, respectively, in the consolidated balance sheets. During the year ended December 31, 1996 all of the Company's transactions were fixed-coupon reverse repurchase agreements. At December 31, 1998 and 1997 there were no securities sold under reverse repurchase agreements.

                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                                   1996
                                                                                                   ----
                                                                                         (Dollars in thousands)
             Maximum borrowing at any month-end
                 within the year.........................................................        $ 1,385
             Average borrowing during the year...........................................            803
             Average interest cost during the year.......................................           5.17%
             Average interest cost at end of the year....................................           5.08%

(8) Advances from Federal Home Loan Bank
     Maturities and interest rates of advances from the Federal Home Loan Bank
         ("FHLB") were as follows (dollars in thousands):


                 Year Ending                                                                       At December 31,
                                                                                 Interest     -----------------------
                 December 31,                                                      Rate           1998         1997
                 ------------                                                   ---------         ----         ----
                     1998.......................................................    6.50%     $        -        4,400
                     2007.......................................................    5.47%          5,000            -
                     2008.......................................................    5.09%         10,000            -
                                                                                              ----------     --------

                         Total..................................................                $ 15,000        4,400
                                                                                              ==========     ========

     At December 31, 1998 and 1997, pursuant to the collateral agreement with the FHLB, advances are collateralized by the Company's FHLB stock and a blanket lien on the Company's qualifying first mortgage, one-to-four family residential loans.

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(9)  Commitments and Contingencies
     In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

(10) Financial Instruments
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(10) Financial Instruments, Continued
     The estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                                        At December 31, 1998      At December 31, 1997
                                                                      -----------------------    ---------------------
                                                                         Carrying      Fair       Carrying       Fair
                                                                          Amount      Value        Amount        Value
                                                                          ------      -----        ------        -----
         Financial assets:
              Cash and cash equivalents.............................. $      3,471      3,471        2,575       2,575
              Securities available for sale..........................       51,275     51,275       22,745      22,745
              Securities held to maturity............................            -          -        7,764       7,478
              Loans receivable, net..................................      128,005    129,986      105,653     107,076
              Loans held for sale....................................          617        617        4,443       4,443
              Accrued interest receivable............................        1,270      1,270        1,027       1,027
              Restricted securities..................................        1,714      1,714        1,570       1,570

         Financial liabilities:
              Deposit liabilities....................................      141,212    145,329      124,995     126,537
              Other borrowings.......................................        3,446      3,446        1,791       1,791
              Advances from Federal Home Loan Bank...................       15,000     14,751        4,400       4,400

         A summary of the notional amounts of the Company's financial instruments, which approximate fair value, with off balance sheet risk at December 31, 1998 follows (in thousands):

           Unfunded loan commitments at fixed rates.....................................    $ 1,592
                                                                                            =======

           Unfunded loan commitments at variable rates..................................    $ 7,995
                                                                                            =======

           Available lines of credit....................................................    $ 8,496
                                                                                            =======

           Standby letters of credit....................................................    $   875
                                                                                            =======

(11)  Credit Risk
     The Company grants a majority of its loans to borrowers primarily in Palm
           Beach, Broward and Miami-Dade Counties, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy of these counties in Florida. The contractual amounts of credit-related financial instruments such as commitments to extend credit and standby letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default and the value of any existing collateral become worthless.

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(12) Income Taxes
   The income taxes (benefit) consisted of the following (in thousands):

         Year Ended December 31, 1998:                                           Current      Deferred          Total
         -----------------------------                                           -------      --------          -----
              Federal.......................................................     $ 566             3              569
              State.........................................................        62             -               62
                                                                                 -----         -----              ---

                  Total.....................................................     $ 628             3              631
                                                                                 =====         =====              ===

         Year Ended December 31, 1997:
         -----------------------------

              Federal.......................................................       199           277              476
              State.........................................................        17            57               74
                                                                                 -----         -----              ---

                  Total.....................................................     $ 216           334              550
                                                                                 =====         =====              ===

         Year Ended December 31, 1996:
         -----------------------------

              Federal.......................................................         -          (295)            (295)
              State.........................................................         -           (60)             (60)
                                                                                 -----         -----              ---

                  Total.....................................................     $   -          (355)            (355)
                                                                                 =====         =====              ===

     The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:


                                                                                          Year Ended December 31,
                                                                                  ------------------------------------
                                                                                  1998          1997             1996
                                                                                  ----          ----             ----
              Tax provision at statutory rate...............................        34%           34%            (34)%
              Increase (decrease) in taxes resulting from:..................
                  State taxes...............................................         3             3              (4)
                  Other.....................................................         -             1               1
                                                                                  ----           ---              --

              Income taxes (benefit) .......................................        37%          38%             (37)%
                                                                                  ====           ===              ==

                                                                                                            (continued)

                                       45

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(12) Income Taxes, Continued
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities relate to the following (in thousands):

                                                                                                  At December 31,
                                                                                              -----------------------
                                                                                               1998             1997
                                                                                               ----             ----
              Deferred tax assets:
                  Allowance for loan losses................................................    $ 348              241
                  Depreciation.............................................................      115              145
                  Interest income from impaired loans......................................       45               34
                  Purchase accounting adjustments..........................................        -               43
                  Other....................................................................       37              140
                                                                                              ------           ------

                     Total gross deferred tax assets.......................................      545              603
                                                                                              ------           ------

              Deferred tax liabilities:
                  FHLB stock...............................................................       35               27
                  Deferred loan fees.......................................................      279              349
                  Other....................................................................       10                3
                                                                                              ------           ------

                     Total gross deferred tax liabilities..................................      324              379
                                                                                              ------           ------

                     Net deferred tax asset................................................    $ 221              224
                                                                                              ======           ======

(13)  Related Parties
      The Company has entered into transactions with officers, directors and principal stockholders in the ordinary course of business. Loans to such related parties amounted to approximately $2,480,000 and $546,000 at December 31, 1998 and 1997, respectively and deposits from such related parties were approximately $4,218,000 and $3,043,000, respectively.

(14)  Profit Sharing Plan
      The Company sponsors a 401(k) profit sharing plan (the "Plan"). The Plan is available to all employees electing to participate after meeting certain length-of-service requirements. The Company's contributions to the Plan are discretionary and are determined annually. Expense relating to the Company's contributions to the Plan included in the accompanying consolidated financial statements was $19,000, $1,000 and $4,400 for 1998, 1997 and 1996, respectively.

(15)  Deferred Compensation Plans
      In 1998 a new directors deferred compensation plan was adopted by the Board of Directors. The plan permits the directors to receive common stock of the Company in lieu of cash as payment of their annual retainer fee for being directors and provides the directors the opportunity to defer portions of these retainers. The total number of shares available under this plan is 22,500. For the year ended December 31, 1998, a total of 6,924 shares was paid in lieu of cash of $106,456 to the directors.

     In addition in 1998 certain directors received a total of 1,595 shares of common stock in payment for director fees totaling $23,821 that were accrued at December 31, 1997.

     In 1997, the Company had deferred compensation plans for certain directors that allowed for a portion of the participants earned compensation to be deferred and paid upon retirement, disability, death or termination of service at which time accrued benefits were payable in a lump-sum payment or in monthly installments for a period of 10 years. At December 31, 1997, approximately $118,000 was deferred and included in other liabilities on the consolidated balance sheet for the Company's obligations under these agreements. During 1997, certain directors received lump-sum payments under these plans. During 1998, the deferred compensation plans were terminated and all related obligations were paid in cash or through the issuance of 2,526 shares of common stock in lieu of cash of $38,837.

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(16)  Stock Options
     Certain key employees and directors of the Company have options to purchase shares of the Company's common stock under a nonqualified stock option plan adopted in 1994. Under the plan, the total number of shares which may be issued is 300,000. At December 31, 1998, one share remains available for grant. All per share amounts reflect the three-for-two stock split declared in February, 1998. In addition, in 1998 a new stock option plan was adopted under which both qualified and unqualified options can be granted. A total of 200,000 options can be granted to directors and employees of the Company under this plan. As of December 31, 1998, 8,433 unqualified options had been granted under this plan. A summary of stock option transactions follows ($ in thousands, except per share amounts):

                                                                                 Range
                                                                                 of Per        Weighted-
                                                                                  Share         Average      Aggregate
                                                                    Number of     Option       Per Share       Option
                                                                     Shares       Price         Price          Price
                                                                     ------       -----         -----          -----
              Outstanding at December 31, 1995..................      60,000  $ 6.67-10.52          8.50          510
              Options granted...................................      50,451    9.67-10.45         10.14          512
              Expired options...................................      (2,100)         8.67          8.67          (18)
                                                                    --------  ------------                    -------

              Outstanding at December 31, 1996..................     108,351    6.67-10.45          9.27        1,004

              Options granted...................................     135,963    9.55-10.03          9.61        1,307
              Options exercised.................................     (28,500)         6.67          6.67         (190)
              Options forfeited.................................     (10,233)   6.67-10.52          9.69          (99)
                                                                    --------  ------------                    -------

              Outstanding at December 31, 1997..................     205,581    9.55-10.52          9.84        2,022

              Options granted...................................      75,551   10.03-15.38         12.21          923
              Options exercised.................................     (11,982)   9.55-10.52         10.02         (120)
              Options forfeited.................................      (1,200)         9.55          9.55          (11)
                                                                    --------  ------------       -------      -------

              Outstanding at December 31, 1998..................     267,950  $ 9.55-15.38         10.50      $ 2,814
                                                                    ========  ============       =======      =======

     The weighted-average remaining contractual life of the outstanding stock options at December 31, 1998, 1997 and 1996 was forty months, forty-nine months and thirty-five months, respectively.

     These options are exercisable as follows:

                                                                                  Number           Weighted-Average
              Year Ending                                                        of Shares          Exercise Price
              -----------                                                        ---------          --------------
                     1998...................................................      176,260              $ 10.42
                     1999...................................................       35,470                10.37
                     2000...................................................       32,470                10.45
                     2001...................................................       15,250                10.71
                     2002...................................................        7,000                11.98
                     2003...................................................        1,500                15.38
                                                                                  -------             --------

                                                                                  267,950              $ 10.50
                                                                                  =======             ========

                                                                                                     (continued)


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

    FASB Statement 123 requires proforma information regarding net earnings
       (loss) and earnings (loss) per share. This proforma information has been determined as if the Company had accounted for its stock options under the fair value method of that Statement and is as follows:

                                                                                        Year Ended December 31,
                                                                                -----------------------------------
                                                                                    1998           1997        1996
                                                                                    ----           ----        ----
               Net earnings (loss):
                     As reported................................................$  1,053          914          (599)
                                                                                ========          ===           ===

                     Proforma...................................................$    771          767          (732)
                                                                                ========          ===           ===

               Basic earnings (loss) per share:
                     As reported................................................$     .56         .68          (.52)
                                                                                =========         ===           ===

                     Proforma ..................................................$     .41         .56          (.60)
                                                                                =========         ===           ===

               Diluted earnings (loss) per share:
                     As reported................................................$     .55         .62          (.52)
                                                                                =========         ===           ===

                     Proforma...................................................$     .40         .51          (.60)
                                                                                =========         ===           ===

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                         Year Ended December 31,
                                                                                -------------------------------------
                                                                                    1998         1997          1996
                                                                                    ----         ----          ----
               Risk-free interest rate...........................................    6.0%         6.0%          6.0%
               Dividend yield....................................................      -%           -%            -%
               Expected volatility...............................................     20%           -%*           -%*
               Expected life in years............................................  5 or 10          5             5

-----------------------------
    *  There was no active market in 1997 or 1996.

(17)  Preferred Stock
    At December 31, 1997, the Company had 54,116 outstanding shares of convertible, redeemable, cumulative preferred stock Series A, $.01 par value ("preferred stock"). During the first quarter of 1998 an additional 500 shares were sold by the Company and 1,410 shares were issued in the form of a stock dividend. In the second quarter of 1998 all outstanding preferred shares were converted by the shareholders into 126,026 shares of common stock.

    In 1997, the Company paid dividends on preferred stock in a combination of both preferred stock and cash based on the preference of the individual stockholders. The total preferred stock issued was 3,218 shares and the total cash was approximately $16,000. A preferred stock dividend was declared in 1996 of approximately $35,000 which was initially recorded as a cash dividend. Subsequently, it was decided to pay the dividend in a combination of preferred stock and cash, based on the preference of the individual stockholder. The total preferred stock issued was 1,398 shares and the total cash was $8,000.

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(18)  Regulatory Matters
    The Bank is subject to restrictions on the amount of dividends that it may declare without prior regulatory approval.

    The Bank is subject to various regulatory capital requirements administered by the regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the tables below). Management believes, as of December 31, 1998, that the Bank meet all capital adequacy requirements to which they are subject.

    As of December 31, 1998, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percents are also presented in the table (dollars in thousands).

                                                                                                     For Well
                                                                       For Capital                  Capitalized
                                              Actual                 Adequacy Purposes:              Purposes:
                                     -------------------------     ----------------------      -----------------------
                                       Amount            %          Amount           %          Amount            %
                                       ------            -          ------           -          ------            -

     As of December 31, 1998:
         Total capital (to Risk-
         Weighted Assets)........... $ 21,916           20.70%     $ 8,468          8.00%      $ 10,585         10.00%
         Tier I Capital (to Risk-
              Weighted Assets)......   20,838           19.69        4,234          4.00          6,351          6.00
         Tier I Capital
         (to Average Assets)........   20,838           11.12        7,494          4.00          9,368          5.00

     As of December 31, 1997:
         Total capital (to Risk-
         Weighted Assets)........... $ 14,529           16.00%     $ 7,264          8.00%       $ 9,080         10.00%
         Tier I Capital (to Risk-
              Weighted Assets)......   13,681           15.06        3,632          4.00          5,448          6.00
         Tier I Capital
         (to Average Assets)........   13,681            8.95        6,117          4.00          7,646          5.00

(19)  SAIF Recapitalization Assessment
     On September 30, 1996, a law was enacted which imposed a one-time assessment on all SAIF insured deposits as of March 31, 1995. The effect on the Company was a pretax charge in 1996 of $926,000.

                                                                    (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(20) Stockholders' Equity
     The Board of Directors voted to split the common shares on a three-for-two basis effective in February, 1998. All per share amounts reflect this split.

(21)  Earnings (Loss) Per Share
     Basic earnings (loss) per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted EPS in 1997 and 1996, because there was no active trading market for the Company's common stock, the average book value per share was used. For 1996, outstanding stock options were not dilutive due to the net loss incurred by the Company. The weighted-average number of shares outstanding for 1996 were 1,219,092 shares and the net loss used in the computation of basic EPS was $634,000 which takes into effect the dividend declared on the preferred stock. All per share amounts reflect the three-for-two stock split declared in February, 1998 ($ in thousands, except per share amounts).

                                                                        For the Year Ended December 31,
                                                     ------------------------------------------------------------------
                                                                    1998                              1997
                                                     ------------------------------------------------------------------
                                                                  Weighted-    Per                   Weighted-     Per
                                                                   Average    Share                   Average     Share
                                                      Earnings      Shares    Amount     Earnings     Shares     Amount
                                                      --------      ------    ------     --------     ------     ------
            Basic EPS:
              Net earnings......................      $ 1,053                              $ 914
              Less preferred stock dividends....          (27)                               (81)
                                                      -------                              -----

              Net earnings available to
                  common stockholders...........        1,026   1,826,613      $ .56         833   1,224,441     $ .68
                                                                               =====                             =====

            Effect of dilutive securities-
              Incremental shares from
                  assumed exercise of options...            -      27,998                      -         435
              Incremental shares from
                  assumed conversion of
                  preferred stock...............            -           -                      -     121,761
                                                      -------  ----------                  -----  ----------

            Diluted EPS:
              Net earnings available to
                  common stockholders
                  and assumed
                  conversions...................      $ 1,026   1,854,611      $ .55       $ 833   1,346,637     $ .62
                                                      =======  ==========      =====       =====  ==========     =====

                                                                                                            (continued)

                                       50

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(22) Comprehensive Income
      During the years ended December 31, 1998, 1997 and 1996, the Company held securities classified as available-for-sale, which has unrealized (losses) gains of $(239,000), $108,000 and $(196,000) after tax, respectively. The before tax and after tax amount of these (losses) gains, as well as the tax benefit (expense) is summarized below (in thousands).

                                                                                             Tax
                                                                           Before         (Expense)           After
                                                                            Tax            Benefit             Tax
                                                                            ---            -------             ---
         For the Year Ended December 31, 1998:
           Unrealized holding losses....................................    $ (85)              32               (53)
           Reclassification adjustment for gains included
             in net earnings............................................     (298)             112              (186)
                                                                            -----            -----             -----

                                                                            $(383)             144              (239)
                                                                            =====            =====             =====

         For the Year Ended December 31, 1997:
           Unrealized holding gains.....................................      200              (74)              126
           Reclassification adjustment for gains included
             in net earnings............................................      (29)              11               (18)
                                                                            -----            -----             -----

                                                                            $ 171              (63)              108
                                                                            =====            =====             =====

         For the Year Ended December 31, 1996:
           Unrealized holding losses....................................     (227)              88              (139)
           Reclassification adjustment for gains included
             in net losses..............................................      (91)              34               (57)
                                                                            -----            -----             -----

                                                                            $(318)             122              (196)
                                                                            =====            =====             =====

                                                                                                          (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(23)  Holding Company Financial Information
    The Holding Company's unconsolidated financial information is as follows (in thousands):

                                               Condensed Balance Sheets
                                                                                                     At December 31,
                                                                                                ----------------------
                                                                                                    1998         1997
                                                                                                    ----         ----
                  Assets
              Cash and cash equivalents......................................................    $  6,351          127
              Investment in subsidiaries.....................................................      20,585       13,722
              Other assets...................................................................         105           94
                                                                                                ---------      -------

                  Total assets...............................................................    $ 27,041       13,943
                                                                                                =========      =======

                  Liabilities and Stockholders' Equity

              Other liabilities..............................................................           6           98
              Stockholders' equity...........................................................      27,035       13,845
                                                                                                ---------      -------

                  Total liabilities and stockholders' equity.................................    $ 27,041       13,943
                                                                                                =========      =======

                                          Condensed Statements of Operations

                                                                                      For the Year Ended December 31,
                                                                                      -------------------------------
                                                                                      1998          1997         1996
                                                                                      ----          ----         ----
         Revenues................................................................   $     16          665        2,101
         Expenses................................................................         64          752        2,182
                                                                                    --------       ------        -----

              Loss before earnings (loss) of subsidiaries........................        (48)         (87)         (81)
              Earnings (loss) of subsidiaries....................................      1,101        1,001         (518)
                                                                                    --------       ------        -----

              Net earnings (loss)................................................    $ 1,053          914         (599)
                                                                                    ========       ======        =====

                                                                                                            (continued)

                                       52

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(23)  Holding Company Financial Information, Continued

                                          Condensed Statements of Cash Flows

                                                                                       For the Year Ended December 31,
                                                                                       -------------------------------
                                                                                       1998          1997         1996
                                                                                       ----          ----         ----
         Cash flows from operating activities:
              Net earnings (loss)................................................   $  1,053          914         (599)
              Adjustments to reconcile net earnings (loss) to net
                cash provided by (used in) operating activities:
                  Common stock issued as compensation for services...............        170            -            -
                  (Increase) decrease in other assets............................        (11)          54            7
                  Decrease in due to subsidiaries................................          -            -         (295)
                  (Decrease) increase in other liabilities.......................        (92)        (143)          14
                                                                                    --------       ------        -----

                     Net cash provided by (used in)
                       operating activities......................................      1,120          825         (873)
                                                                                    --------       ------        -----

         Cash flows (used in) provided by investing activities-
              Net (increase) decrease in investment in subsidiaries..............     (7,102)      (1,187)         217
                                                                                    --------       ------        -----

         Cash flows from financing activities:
              Proceeds from issuance of preferred stock..........................         10          201          737
              Proceeds from issuance of common stock.............................     12,076          190            -
              Cash dividends paid in preferred stock.............................          -          (12)           -
              Proceeds from exercise of stock options............................        120            -            -
                                                                                    --------       ------        -----

                     Net cash provided by investing activities...................     12,206          379          737
                                                                                    --------       ------        -----

         Net increase in cash and cash equivalents...............................      6,224           17           81

         Cash and cash equivalents at beginning of the year......................        127          110           29
                                                                                    --------       ------        -----

         Cash and cash equivalents at end of year................................   $  6,351          127          110
                                                                                    ========       ======        =====

         Noncash transactions:
              Change in investment in subsidiaries due to accumulated other comprehensive income, change in securities available
                  for sale.......................................................   $   (239)         108         (196)
                                                                                    ========       ======        =====

              Dividends payable on preferred stock...............................   $      -            4           35
                                                                                    ========       ======        =====

              Stock dividends paid on preferred stock............................   $     27           65            -
                                                                                    ========       ======        =====

                                                                                                            (continued)

                                       53

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(24) Year 2000 Issues
    Management of the Company is acutely aware of the Year 2000 problem and has an ongoing program designed to ensure that its operational and financial systems, and those of its commercial bank subsidiary, will not be adversely affected by Year 2000 software failures, due to processing errors arising from calculations using the Year 2000 date. The Bank's Data Processing Steering Committee has been assigned the Year 2000 compliance topic. The committee meets quarterly or as needed to assess the extent to which the Bank and its outside vendors may be adversely affected by the Year 2000 problem. The Committee has prepared and is responsible for monitoring the Vendor Status Report which identifies the vendors and equipment that have been determined to be Year 2000 sensitive. As of September 30, 1998, the Bank had received written assurances from all of the materially significant companies listed on the Vendor Status Report indicating that their systems are Year 2000 compliant.

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

            Independent Auditors' Report on Supplementary Information



Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

We have audited the accompanying consolidated financial statements of Pointe Financial Corporation and Subsidiaries at and for the year ended December 31, 1998, and have issued our report thereon dated January 22, 1999. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidating information in the accompanying schedules is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.




HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
January 22, 1999


                                    POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                              Consolidating Balance Sheet
                                                   December 31, 1998
                                                    (In thousands)

                                                            Pointe                    Pointe
                                                           Financial       Pointe   Financial               Consolidated
                                                          Corporation       Bank     Services   Eliminations    Total
                                                          -----------       ----     --------   ------------    -----
    Assets
Cash and due from banks.................................      $  6,351      2,866            8      (6,359)      2,866
Interest bearing deposits with banks....................             -        605            -           -         605
                                                             ---------   --------        -----   ---------     -------

         Total cash and cash equivalents................         6,351      3,471            8      (6,359)      3,471

Securities available for sale...........................             -     51,275            -           -      51,275
Loans receivable........................................             -    128,005            -           -     128,005
Loans held for sale.....................................             -        617            -           -         617
Accrued interest receivable.............................             -      1,270            -           -       1,270
Premises and equipment, net.............................             -      1,760            -           -       1,760
Restricted securities...................................             -      1,714            -           -       1,714
Foreclosed real estate..................................             -        353            -           -         353
Investment in subsidiaries..............................        20,585          -            -     (20,585)          -
Deferred income tax asset...............................            (4)       225            -           -         221
Other assets............................................           109        480            -           -         589
                                                              --------   --------        -----   ---------    --------

         Total..........................................      $ 27,041    189,170            8     (26,944)    189,275
                                                              ========   ========        =====   =========    ========

    Liabilities and Stockholders' Equity

Liabilities:
    Deposits............................................             -    147,571            -      (6,359)    141,212
    Official checks.....................................             -      1,248            -           -       1,248
    Other borrowings ...................................             -      3,446            -           -       3,446
    Advances from the Federal Home
         Loan Bank......................................             -     15,000            -           -      15,000
    Accrued interest payable............................             -        695            -           -         695
    Advance payments for taxes and insurance............             -        411            -           -         411
    Other liabilities...................................             6        222            -           -         228
                                                              --------   --------        -----   ---------    --------

         Total liabilities..............................             6    168,593            -      (6,359)    162,240
                                                              --------   --------        -----   ---------    --------

Stockholders' equity:
    Common stock........................................            23      3,006            1      (3,007)         23
    Additional paid-in capital..........................        23,324     12,962          220     (13,182)     23,324
    Retained earnings (accumulated deficit).............         4,065      4,986         (213)     (4,773)      4,065
    Accumulated other comprehensive income..............          (377)      (377)           -         377        (377)
                                                              --------   --------        -----   ---------    --------

         Total stockholders' equity.....................        27,035     20,577            8     (20,585)     27,035
                                                              --------   --------        -----   ---------    --------

         Total..........................................      $ 27,041    189,170            8     (26,944)    189,275
                                                              ========   ========        =====   =========    ========

                                                                                                            (continued)

                                       56


                                    POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                         Consolidating Statement of Operations
                                             Year Ended December 31, 1998
                                                    (In thousands)

                                                             Pointe                    Pointe
                                                            Financial      Pointe    Financial              Consolidated
                                                           Corporation      Bank      Services  Eliminations    Total
                                                           -----------      ----      --------  ------------    -----
Interest income:
    Loans receivable....................................$       -           10,459          -          -        10,459
    Securities available for sale.......................        -            2,311          -          -         2,311
    Securities held to maturity.........................        -              270          -          -           270
    Other interest earning assets.......................        -               73          -          -            73
                                                          -------         --------        ---    -------       -------

         Total interest income..........................        -           13,113          -          -        13,113
                                                          -------         --------        ---    -------       -------

Interest expense:
    Deposits............................................        -            5,759          -          -         5,759
    Borrowings..........................................        -              739          -          -           739
                                                          -------         --------        ---    -------       -------

         Total interest expense.........................        -            6,498          -          -         6,498
                                                          -------         --------        ---    -------       -------

Net interest income.....................................        -            6,615          -          -         6,615
Provision for loan losses...............................        -              950          -          -           950
                                                          -------         --------        ---    -------       -------

    Net interest income after provision
         for loan losses................................        -            5,665          -          -         5,665
                                                          -------         --------        ---    -------       -------

Noninterest income:
    Loan servicing fees.................................        -               61          -          -            61
    Net gains from sale of loans........................        -              158          -          -           158
    Net realized gains on sales of securities...........        -              298          -          -           298
    Service charges on deposit accounts.................        -              729          -          -           729
    Earnings of subsidiaries............................    1,101                -          -     (1,101)            -
    Other...............................................       16              388          -          -           404
                                                          -------         --------        ---    -------       -------

         Total noninterest income.......................    1,117            1,634          -     (1,101)        1,650
                                                          -------         --------        ---    -------       -------

Noninterest expenses:
    Salaries and employee benefits......................        -            2,858          -          -         2,858
    Occupancy expense...................................        -              992          -          -           992
    Advertising and promotion...........................       27              270          -          -           297
    Loan servicing expense..............................        -                1          -          -             1
    Federal deposit insurance premiums..................        -               94          -          -            94
    Professional fees...................................       19              172          -          -           191
    Data processing.....................................        1              286          -          -           287
    Other...............................................       46              864          1          -           911
                                                          -------         --------        ---    -------       -------

         Total noninterest expenses.....................       93            5,537          1          -         5,631
                                                          -------         --------        ---    -------       -------

Earnings before income taxes............................    1,024            1,762         (1)    (1,101)        1,684
Income taxes (benefit)..................................      (29)             660          -          -           631
                                                          -------         --------        ---    -------       -------

Net earnings............................................  $ 1,053            1,102         (1)    (1,101)        1,053
                                                          =======         ========        ===    =======       =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Company.

The information contained under the caption "Election of Directors" to appear in the Company's definitive proxy statement relating to the Company's 1999 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part I of this Report on Form 10-K.

Item 11.  Executive Compensation.

The information contained under the caption "Executive Compensation" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The Following Documents Are Filed as Part of this Report:

              (1)     Financial Statements.

                      The following consolidated financial statements of the Company and the report of the independent certified public accountants thereon filed with this report:

                      Report of Independent Certified Public Accountants (Hacker, Johnson, Cohen & Grieb, P.A.)

                      Consolidated Statements of Financial Condition as of December 31, 1998 and 1997.

                      Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

                      Consolidated Statements of Stockholder's Equity for the years ended December 31, 1998, 1997 and 1996.

                      Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

                      Notes to Consolidated Financial Statements.

              (2)     Financial Statement Schedules.

                      Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

              (3)       Exhibits.*

              2.1 Plan of Merger and Merger Agreement dated February 14, 1997 by and between Pointe Federal Savings Bank and Pointe Bank (Exhibit 2.1 to the Registrant's Form SB-2 Registration Statement, File No. 333- 49835, as initially filed with the Securities and Exchange Commission on April 9, 1998 [the "Registration Statement"]).

              3.1       Articles of Incorporation of  the Registrant (Exhibit
                        3.1 to the Registration Statement).

              3.2 By-Laws of the Registrant (Exhibit 3.2 to the Registration Statement).

              4.1 Specimen Common Stock Certificate (Exhibit 4.1 to the Registration Statement).*

              10.1** 1994 Non-Statutory Stock Option Plan (Exhibit 10.1 to the Registration Statement).

              10.2** Deferred Compensation Plan (Exhibit 10.2 to the Registration Statement).

              10.3 Office Lease Agreement dated October 8, 1986 by and between Centrum Pembroke, Inc. and Flamingo Bank (Exhibit 10.3 to the Registration Statement).

              10.4 Lease dated as of July 15, 1992 between Konrad Ulmer and Pointe Savings Bank (Exhibit 10.4 to the Registration Statement).

              10.5 Lease Agreement dated January 23, 1995 by and between Hollywood Associates VI and Pointe Bank (Exhibit 10.5 to the Registration Statement).

              10.6 Credit Agreement dated August 18, 1997 between Independent Bankers' Bank of Florida and Pointe

                        Bank (Exhibit 10.6 to the Registration Statement).

              10.7 Credit Agreement dated October 14, 1997 between SunTrust Bank/Miami, N.A. and Pointe Bank (Exhibit 10.7 to the Registration Statement).

              10.8 Agreement for Advances and Security Agreement with Blanket Floating Lien dated November 24, 1997 between Pointe Bank and the Federal Home Loan Bank of Atlanta (Exhibit 10.8 to the Registration Statement).

              10.9 Equipment Sales and Software License Agreements between Information Technology, Inc. and Pointe Financial Corporation (Exhibit 10.9 to the Registration Statement).

              10.10 Master Equipment Lease Agreement dated May 7, 1997 between Leasetec Corporation and Pointe Financial Corporation (Exhibit 10.10 to the Registration Statement).

              10.11*** Letter Agreement dated March 9, 1995 between Pointe Financial Corporation and R. Carl Palmer, Jr. (Exhibit 10.11 to the Registration
                        Statement).

              10.12**   1998 Incentive Compensation and Stock Award Plan.

              11.1 Statement regarding calculation of earnings per common share.

              12.1 Statement regarding calculation of ratio of earnings to fixed charges.

              21.1      Subsidiaries of the Registrant

              23.1      Consent of Hacker, Johnson, Cohen & Grieb, P.A.

              24.1      Power of Attorney

              27.1      Financial Data Schedule
-------------------------

* Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

** Exhibits 10.1, 10.2, 10.11 and 10.12 are compensatory plans or arrangements.

***    Contracts with Management.

       (b) Reports of Form 8-K.


              During the quarter ended December 31, 1998, no Current Reports on Form 8-K were filed by the Company.

Supplemental Information.

As of the date of filing of this report on Form 10-K no annual report or proxy material has been sent to security holders. Such material will be furnished to security holders and the Securities and Exchange Commission subsequent to the filing of this report on Form 10-K.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           POINTE FINANCIAL CORPORATION


                                           By: /s/ R. Carl Palmer, Jr.
                                              ------------------------
                                           R. Carl Palmer, Jr.
                                           Chief Executive Officer and President

                                           Dated: March 10, 1999


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                 Title                                                 Date
----                                                 -----                                                 ----

/s/ Roberto Kassin                           Chairman of the Board                                March 10, 1999
------------------
Roberto Kassin

/s/ Timothy McGinn                           Vice Chairman of the Board                           March 10, 1999
------------------
Timothy McGinn

/s/ R. Carl Palmer, Jr.                      Chief Executive Officer,
-----------------------                       President and Director                              March 10, 1999
R. Carl Palmer, Jr.

/s/ Bradley R. Meredith                      Chief Financial Officer,                             March 10, 1999
-----------------------                       Senior Vice President
Bradley R. Meredith

/s/ Steven Elias                             Director                                             March 10, 1999
----------------
Steven Elias

/s/ Morris Massry                            Director                                             March 10, 1999
-----------------
Morris Massry

/s/ D. Richard Mead, Jr.                     Director                                             March 10, 1999
------------------------
D. Richard Mead, Jr.

/s/ Parker D. Thomson                        Director                                             March 10, 1999
---------------------
Parker  D. Thomson
