Form 10QSB
period 1999-03-31
POINTE FINANCIAL CORP
filed 1999-04-27
CIK 917331

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
----     Act of 1934

              For the quarterly period ended March 31, 1999

____     Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from _________ to _________

Commission file number 0-24433
                       -------

                          POINTE FINANCIAL CORPORATION
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                           65-0451402
        -------                                           ----------
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


         (Former Name, Former Address and Former Fiscal Year, if Changed
         ---------------------------------------------------------------
                               Since Last Report)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  [X]    NO [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                2,292,430 shares
--------------------------------------        ---------------------------------
             (class)                             Outstanding at April 15, 1999

   Transitional small business disclosure format (check one):

YES  [ ]    NO [X]

--------------------------------------------------------------------------------
                                                                  CONFORMED COPY

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I.  Financial Information

   Item 1.  Financial Statements                                                                             Page
                                                                                                             ----
     Condensed Consolidated Balance Sheets -
       At March 31, 1999 (unaudited) and at December 31, 1998...................................................2

     Condensed Consolidated Statements of Earnings -
       Three Months ended March 31, 1999 and 1998 (unaudited)...................................................3

     Condensed Consolidated Statement of Stockholders' Equity -
       Three Months ended March 31, 1999 (unaudited)............................................................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months ended March 31, 1999 and 1998 (unaudited).................................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited).........................................7-9

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................................................10-13

Part II. Other Information

   Item 6. Exhibits and Reports on Form 8-K....................................................................14

SIGNATURES.....................................................................................................14

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                      At
                                                                                       -----------------------------
                                                                                          March 31,      December 31,
    Assets                                                                                  1999             1998
                                                                                            ----             ----
                                                                                         (Unaudited)
Cash and due from banks                                                                  $    3,890             2,866
Interest-bearing deposits with banks                                                          4,168               605
                                                                                         ----------       -----------

       Total cash and cash equivalents                                                        8,058             3,471

Securities available for sale                                                                43,117            51,275
Loans receivable, net of allowance for loan losses of $1,228
   in 1999 and $1,078 in 1998                                                               137,529           128,005
Loans held for sale                                                                           1,683               617
Accrued interest receivable                                                                   1,355             1,270
Premises and equipment, net                                                                   1,768             1,760
Restricted securities:
   Federal Home Loan Bank stock                                                               1,300             1,235
   Federal Reserve Bank stock                                                                   479               479
Foreclosed real estate                                                                          158               353
Deferred income tax asset                                                                       335               221
Other assets                                                                                    754               589
                                                                                         ----------       -----------

       Total                                                                              $ 196,536           189,275
                                                                                         ==========       ===========

   Liabilities and Stockholders' Equity

Liabilities:
   Demand deposits                                                                           18,347            18,316
   Savings and NOW deposits                                                                  13,167            12,940
   Money-market deposits                                                                     40,684            38,721
   Time deposits                                                                             66,518            71,235
                                                                                         ----------       -----------

       Total deposits                                                                       138,716           141,212

   Advances from Federal Home Loan Bank                                                      25,000            15,000
   Other borrowings                                                                           3,055             3,446
   Official checks                                                                              524             1,248
   Accrued interest payable                                                                     614               695
   Advance payments by borrowers for taxes and insurance                                        712               411
   Other liabilities                                                                            510               228
                                                                                         ----------       -----------

       Total liabilities                                                                    169,131           162,240
                                                                                         ----------       -----------

Stockholders' equity:
   Preferred stock                                                                                -                 -
   Common stock                                                                                  23                23
   Additional paid-in capital                                                                23,582            23,324
   Retained earnings                                                                          4,367             4,065
   Accumulated other comprehensive income                                                      (567)             (377)
                                                                                         ----------       -----------

       Total stockholders' equity                                                            27,405            27,035
                                                                                         ----------       -----------

       Total                                                                              $ 196,536           189,275
                                                                                         ==========       ===========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                  (Dollars in thousands, except share amounts)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                             -------------------------
                                                                                                 1999            1998
                                                                                                 ----            ----
                                                                                                       (Unaudited)
Interest income:
    Loans receivable                                                                           $  2,900          2,498
    Securities                                                                                      621            517
    Other interest earning assets                                                                     9              7
                                                                                             ----------      ---------

         Total interest income                                                                    3,530          3,022
                                                                                             ----------      ---------

Interest expense:
    Deposits                                                                                      1,303          1,440
    Borrowings                                                                                      289            101
                                                                                             ----------      ---------

         Total interest expense                                                                   1,592          1,541
                                                                                             ----------      ---------

Net interest income                                                                               1,938          1,481

         Provision for loan losses                                                                  155             65
                                                                                             ----------      ---------

Net interest income after provision for loan losses                                               1,783          1,416
                                                                                             ----------      ---------

Noninterest income:
    Service charges on deposit accounts                                                             147            195
    Loan servicing fees                                                                              15             16
    Net gains from sale of loans                                                                      -             69
    Net realized gains on sale of securities                                                         29              2
    Other                                                                                            91             82
                                                                                             ----------      ---------

         Total noninterest income                                                                   282            364
                                                                                             ----------      ---------

Noninterest expenses:
    Salaries and employee benefits                                                                  808            701
    Occupancy expense                                                                               267            260
    Advertising and promotion                                                                        77             59
    Professional fees                                                                                46             24
    Federal deposit insurance premiums                                                               15             14
    Data processing                                                                                  80             70
    Other                                                                                           292            180
                                                                                             ----------      ---------

         Total noninterest expenses                                                               1,585          1,308
                                                                                             ----------      ---------

         Earnings before income taxes                                                               480            472

Income taxes                                                                                        178            171
                                                                                             ----------      ---------

         Net earnings                                                                         $     302            301
                                                                                             ==========      =========

Earnings per share:
    Basic                                                                                     $     .13            .22
                                                                                             ==========      =========

    Diluted                                                                                   $     .13            .20
                                                                                             ==========      =========

See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 1999
                  (Dollars in thousands, except share amounts)

                                                                                          Accumulated
                                                                                             Other
                                      Convertible             Additional                     Compre-          Total
                                       Preferred     Common    Paid-In       Retained       hensive       Stockholders'
                                         Stock       Stock     Capital       Earnings        Income          Equity
                                         -----       -----     -------       --------        ------          ------
Balance at December 31, 1998           $  -             23        23,324         4,065         (377)          27,035
                                                                              --------        -----           ------

Comprehensive income:
     Net earnings (unaudited)             -             -           -              302          -                302

     Net change in unrealized
         loss on securities
         available for sale,
         net of tax of $114
         (unaudited)                      -             -           -             -            (190)            (190)
                                                                              --------        -----          -------

Comprehensive income (unaudited)          -             -           -              302         (190)             112
                                                                              --------        -----          -------

Proceeds from issuance of common
     stock, exercise of stock options
     (25,458 shares) (unaudited)          -             -            258          -             -                258
                                       -----           ---       -------      --------        -----          -------

Balance at March 31, 1999
     (unaudited)                       $  -             23        23,582         4,367         (567)          27,405
                                       =====           ===       =======      ========        =====          =======



See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                Three Months Ended
                                                                                                       March 31,
                                                                                                --------------------
                                                                                                1999            1998
                                                                                                ----            ----
                                                                                                     (Unaudited)
Cash flows from operating activities:
    Net earnings                                                                             $    302             301
    Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
        Provision for loan losses                                                                 155              65
        Depreciation and amortization                                                             105              97
        Credit for deferred income taxes                                                            -             (39)
        Net amortization of fees, premiums, discounts and other                                     3             (26)
        Gain on sale of securities                                                                (29)             (2)
        Gain on sale of loans                                                                       -             (69)
        Originations of loans held for sale                                                    (1,066)           (401)
        Increase in accrued interest receivable                                                   (85)            (32)
        Increase in other assets                                                                 (165)            (60)
        Proceeds from sale of loans held for sale                                                   -             779
        (Decrease) increase in official checks                                                   (724)            285
        Decrease in accrued interest payable                                                      (81)            (16)
        Increase (decrease) in other liabilities                                                  282              (1)
                                                                                            ---------       ---------

            Net cash (used in) provided by operating activities                                (1,303)            881
                                                                                            ---------       ---------

Cash flows from investing activities:
    Purchase of securities available for sale                                                  (8,792)        (18,564)
    Purchase of securities held to maturity                                                         -            (100)
    Proceeds from sale of securities available for sale                                        12,070           9,549
    Maturities and calls of securities available for sale                                       3,705           1,000
    Principal repayments on securities available for sale                                         834              43
    Principal repayments on securities held to maturity                                             -             132
    Net increase in loans                                                                      (9,616)         (7,261)
    Net proceeds from sale of foreclosed real estate                                              195              99
    Purchase of premises and equipment, net                                                      (113)             (7)
    Net (increase) decrease in restricted securities                                              (65)             36
                                                                                            ---------       ---------

            Net cash used in investing activities                                              (1,782)        (15,073)
                                                                                            ---------       ---------

Cash flows from financing activities:
    Net increase in demand, savings, NOW and money-market deposits                              2,221           8,423
    Net (decrease) increase in time deposits                                                   (4,717)          2,730
    Net increase in advances from Federal Home Loan Bank                                       10,000           2,900
    Net (decrease) increase in other borrowings                                                  (391)            991
    Increase in advance payments by borrowers for taxes and insurance                             301             356
    Proceeds from issuance of preferred stock, net of offering costs                                -              10
    Proceeds from issuance of common stock                                                        258              24
                                                                                            ---------       ---------

            Net cash provided by financing activities                                           7,672          15,434
                                                                                            ---------       ---------

            Net increase in cash and cash equivalents                                           4,587           1,242

Cash and cash equivalents at beginning of period                                                3,471           2,575
                                                                                            ---------       ---------

Cash and cash equivalents at end of period                                                   $  8,058           3,817
                                                                                            =========       =========

                                                                                                          (continued)


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows, Continued
                                 (In thousands)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                              --------------------
                                                                                              1999            1998
                                                                                              ----            ----
                                                                                                   (Unaudited)

Supplemental disclosure of cash flow information: Cash paid during the period for:
        Interest                                                                              $ 1,673           1,557
                                                                                           ==========       =========

        Income taxes                                                                          $    40               -
                                                                                           ==========       =========

    Noncash transactions:
        Reclassification of loans receivable to foreclosed real estate                        $     -             122
                                                                                           ==========       =========

        Accumulated other comprehensive income, change in unrealized
            loss on securities available for sale, net                                        $  (190)            (73)
                                                                                           ==========       =========

        Stock dividends paid on preferred stock                                               $     -              27
                                                                                           ==========       =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


1.  General. In the opinion of the management of Pointe Financial
        Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 1999 and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

        Pointe Financial Corporation (the "Holding Company") was incorporated under the laws of the State of Florida in September 1993. The Holding Company's principal business is conducted through Pointe Bank (the "Bank"), a state-chartered commercial bank. The Holding Company and the Bank are collectively referred to as the "Company." The Bank provides a wide range of community banking services to small and middle-market business and individuals through its four banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida.

2. Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

                                                                                                  Three Months Ended
                                                                                                        March 31,
                                                                                                  -------------------
                                                                                                   1999          1998
                                                                                                   ----          ----
            Balance at beginning of period                                                      $ 1,078           848
            Provision charged to earnings                                                           155            65
            (Charge-offs), net of recoveries                                                         (5)            -
                                                                                                -------         -----

            Balance at end of period                                                            $ 1,228           913
                                                                                                =======         =====

    The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                                                  Three Months Ended
                                                                                                        March 31,
                                                                                                   1999          1998
                                                                                                   ----          ----
            Average net investment in impaired loans                                            $   220         1,265
                                                                                                =======       =======
            Interest income recognized on impaired
                loans                                                                           $     -            18
                                                                                                =======       =======
            Interest income received on impaired
                loans                                                                           $     -            18
                                                                                                =======       =======

                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

3. Earnings Per Share . Earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, because there was no active trading market until June 12, 1998 for the Company's common stock, the average book value per share was used for the three months ended March 31, 1998. For the three months ended March 31, 1999, average quoted market prices were used. For the three months ended March 31, 1999 and 1998 outstanding stock options are considered dilutive securities for purposes of calculating diluted earnings per share. The following table presents the calculations of earnings per share ($ in thousands, except per share amounts).

                                                             Three Months Ended March 31,
                                --------------------------------------------------------------------------------------
                                                  1999                                         1998
                                ------------------------------------------   -----------------------------------------
                                                   Weighted-                                    Weighted-
                                                   Average                                      Average
                                  Earnings          Shares        Per Share    Earnings          Shares      Per Share
                                (Numerator)     (Denominator)      Amount    (Numerator)     (Denominator)     Amount
                                -----------     -------------      ------    -----------     -------------     ------
        Basic Earnings Per Share:
            Net earnings             $ 302                                       $ 301
            Less preferred
              stock dividends            -                                         (27)
                                     -----                                         ---
            Net earnings available
              to common
              stockholders             302         2,284,593       $ .13           274         1,249,949       $ .22
                                                                   =====                                       =====

        Effect of dilutive
          securities-
            Incremental shares
              from assumed
              exercise of
              options                                  9,660                                       3,040
            Incremental shares
              from assumed
              conversion of
              preferred stock                              -                                     126,059
                                                   ---------                                  ----------

        Diluted Earnings Per Share:
            Net earnings available
              to common
              stockholders
              and assumed
              conversions            $ 302         2,294,253       $ .13         $ 274         1,379,048       $ .20
                                     =====         =========       =====         =====        ==========       =====

                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 1999 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                         Regulatory
                                                                                               Actual    Requirement
                                                                                               ------    -----------
            Total capital to risk-weighted assets                                             18.17%           8.00%
            Tier I capital to risk-weighted assets                                            17.18%           4.00%
            Tier I capital to total assets - leverage ratio                                   11.01%           4.00%

5. Other Events. In March of 1999 the Company entered into an agreement whereby the mortgage and note supporting a significant nonaccrual residential real estate loan was assigned without recourse. Net proceeds from the transaction reduced the Company's nonperforming assets by $1.2 million thus reducing the ratio of nonperforming loans and foreclosed real estate to total assets from 1.60% at December 31, 1998 to .86% at March 31, 1999.

6. Branch Acquisition. During March 1999, the Company signed a contract to purchase land for a branch site in Coral Springs, Florida. Construction is expected to begin during the second quarter of 1999 and the branch is expected to be open in the fourth quarter of 1999.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

               Comparison of March 31, 1999 and December 31, 1998


Liquidity and Capital Resources
    The Company's primary source of cash during the three months ended March 31, 1999 was from an increase in advances from the Federal Home Loan Bank of $10.0 million and proceeds from the sale of securities of $12.1 million. Cash was used primarily for net loan originations of $10.7 million and the purchase of securities totaling $8.8 million. At March 31, 1999, the Company had outstanding commitments to originate loans of $11.5 million and time deposits of $36.2 million which mature in one year or less. It is expected that these requirements will be funded from the sources described above. At March 31, 1999, the Bank exceeded its regulatory liquidity requirements.

    The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                   Three Months                     Three Months
                                                                       Ended         Year Ended         Ended
                                                                     March 31,       December 31,     March 31,
                                                                       1999              1998           1998
                                                                       ----              ----           ----
        Average equity as a percentage
           of average assets                                            14.11%           12.19%          9.10%

        Equity to total assets at end of period                         13.94%           14.28%          8.61%

        Return on average assets (1)                                      .63%             .61%           .78%

        Return on average equity (1)                                     4.46%            5.02%          8.61%

        Noninterest expense to average assets (1)                        3.30%            3.27%          3.40%

        Nonperforming loans and foreclosed real estate to
           total assets at end of period                                  .86%            1.60%          1.51%

--------------------------
        (1)  Annualized for the three months ended March 31, 1999 and 1998.

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

                                                                          Three Months Ended March 31,
                                                  --------------------------------------------------------------------
                                                                  1999                              1998
                                                  ---------------------------------      -----------------------------
                                                                Interest    Average               Interest    Average
                                                      Average     and       Yield/       Average     and      Yield/
                                                      Balance   Dividends    Rate        Balance  Dividends    Rate
                                                      -------   ---------    ----        -------  ---------    ----
                                                                               ($ in Thousands)
Interest-earning assets:
   Loans                                            $ 133,404       2,900      8.70%   $ 110,839     2,498     9.01%
   Securities                                          47,851         621      5.19       34,841       517     5.94
   Other interest-earning assets (1)                      765           9      4.71          540         7     5.19
                                                   ----------   ---------              ---------   -------

       Total interest-earning assets                  182,020       3,530      7.76      146,220     3,022     8.27
                                                                ---------                          -------

   Noninterest-earning assets (2)                      10,003                              7,397
                                                   ----------                          ---------

       Total assets                                 $ 192,023                          $ 153,617
                                                   ==========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits                            12,640          47      1.49       10,848        47     1.73
   Money-market deposits                               39,542         363      3.67       37,873       436     4.60
   Time deposits                                       67,863         893      5.26       66,881       957     5.72
   Borrowings (3)                                      23,015         289      5.02        7,473       101     5.41
                                                      -------   ---------              ---------   -------

       Total interest-bearing liabilities             143,060       1,592      4.45      123,075     1,541     5.01
                                                                ---------                          -------

   Demand deposits                                     19,062                             14,123
   Noninterest-bearing liabilities                      2,803                              2,443
   Stockholders' equity                                27,098                             13,976
                                                   ----------                          ---------

       Total liabilities and
           stockholders' equity                     $ 192,023                          $ 153,617
                                                   ==========                          =========

Net interest income                                               $ 1,938                          $ 1,481
                                                                =========                          =======

Interest-rate spread (4)                                                       3.31%                           3.26%
                                                                               ====                            ====

Net interest margin (5)                                                        4.26%                           4.05%
                                                                               ====                            ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                  1.27                               1.19
                                                   ==========                          =========

(1)        Includes interest-bearing deposits and federal funds sold.
(2)        Includes nonaccrual loans.
(3) Includes advances from Federal Home Loan Bank, investment repurchase agreements and federal funds purchased.
(4) Interest-rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5) Net interest margin is net interest income divided by average interest-earning assets.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

          Comparison of the Three Months Ended March 31, 1999 and 1998


Results of Operations:
   General. Net earnings for the three months ended March 31, 1999 were $302,000 or $.13 basic and diluted earnings per share compared to net earnings of $301,000 or $.22 basic earnings per share ($.20 diluted earnings per share) for the three months ended March 31, 1998. The reduction in earnings per share during 1999 is primarily attributable to the issuance of 869,565 shares of common stock in June, 1998. The increase in the Company's net earnings was primarily due to an increase net interest income, partially offset by increases in the provision for loan losses and noninterest expenses.

   Interest Income and Expense. Interest income increased by $508,000, or 16.8%, from $3.0 million for the three months ended March 31, 1998 to $3.5 million for the three months ended March 31, 1999. Interest income on loans increased $402,000 primarily due to an increase in the average loan portfolio balance from $110.8 million for the three months ended March 31, 1998 to $133.4 million for the comparable period in 1999, partially offset by a decrease in the average yield from 9.01% in 1998 to 8.70% in 1999. Interest on securities increased $104,000 primarily due to an increase in the average securities portfolio balance from $34.8 million in 1998 to $47.9 million in 1999, partially offset by a decrease in the weighted average yield of 75 basis points.

      Interest expense on deposits decreased to $1.3 million for the three months ended March 31, 1999 from $1.4 million for the three months ended March 31, 1998. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 4.98% in 1998 to 4.34% in 1999, partially offset by an increase in the average balance from $115.6 million in 1998 to $120.0 million in 1999.

      Interest expense on borrowings increased $188,000 to $289,000 for the three months ended March 31, 1999 from $101,000 for the three months ended March 31, 1998. Interest expense on borrowings increased due to an increase in the average balance of borrowings outstanding from $7.5 million in 1998 to $23.0 million in 1999, partially offset by a decrease in the weighted-average rate paid for the three months ended March 31, 1999 compared to the same period in 1998.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $155,000 for the three months ended March 31, 1999 compared to $65,000 for the comparable period in 1998. Management believes the balance in the allowance for loan losses of $1.2 million at March 31, 1999 is adequate.

   Noninterest Income. Noninterest income decreased $82,000 primarily due to decreases in net gains from the sales of loans of $69,000 and service charges on deposit accounts of $48,000, partially offset by an increase of $27,000 in net realized gains on sale of securities for the three months ended March 31, 1999 when compared to the same period in 1998.

   Noninterest Expenses. Noninterest expenses increased $277,000 during the three-month period ended March 31, 1999 compared to the same period in 1998, primarily due to increases in other expenses of $112,000 relating to the overall growth of the Company and an increase in salaries and employee benefits of $107,000 which also relates to the Company's overall expansion plans.

   Provision for Income Taxes. The income tax provision for the three months ended March 31, 1999 was $178,000 (an effective rate of 37.1%) compared to $171,000 (an effective rate of 36.2%) for the comparable 1998 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                Year 2000 Issues



Management of the Company is acutely aware of the Year 2000 problem and has an ongoing program designed to ensure that its operational and financial systems, and those of its commercial bank subsidiary, will not be adversely affected by Year 2000 software failures, due to processing errors arising from calculations using the Year 2000 date. The Bank's Data Processing Steering Committee has been assigned the Year 2000 compliance topic. The committee meets monthly to assess the extent to which the Bank and its outside vendors may be adversely affected by the Year 2000 problem. The Committee has prepared and is responsible for monitoring the Vendor Status Report which identifies the vendors and equipment that have been determined to be Year 2000 sensitive. As of March 31, 1999, the Bank had received written assurances from all of the materially significant companies listed on the Vendor Status Report indicating that their systems are Year 2000 compliant.

Based on current estimates, the Bank does not expect to incur a material amount of expenses through December 31, 1999 on its program to redevelop, replace or repair its computer applications to make them "Year 2000 compliant." It is recognized that any Year 2000 compliance failures could result in additional expense to the Bank.

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



                                   POINTE FINANCIAL CORPORATION
                                      (Registrant)







Date:    April 26, 1999            By:    /s/ R. Carl Palmer, Jr.
        --------------------              --------------------------------------
                                          R. Carl Palmer, Jr., President and
                                          Chief Executive Officer




Date:    April 26, 1999            By:    /s/ Bradley R. Meredith
        --------------------              --------------------------------------
                                          Bradley R. Meredith, Senior Vice
                                          President and Chief Financial Officer