Form 10QSB
period 1999-06-30
POINTE FINANCIAL CORP
filed 1999-07-29
CIK 917331

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934


             For the quarterly period ended June 30, 1999

---      Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from           to
                                           ----------    ------------

Commission file number 0-24433
                       -------------

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

                                 (561) 368-6300
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                            -------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  X     NO
    ---       ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                    2,145,793 shares
--------------------------------------              ----------------------------
              (class)                               Outstanding at July 26, 1999

         Transitional small business disclosure format (check one):

YES        NO  X
    ---       ---

================================================================================

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

   Item 1.  Financial Statements                                                                 Page
                                                                                                 ----
     Condensed Consolidated Balance Sheets -
       At June 30, 1999 (unaudited) and At December 31, 1998........................................2

     Condensed Consolidated Statements of Earnings -
       Three and Six Months ended June 30, 1999 and 1998 (unaudited)................................3

     Condensed Consolidated Statement of Stockholders' Equity -
       Six Months ended June 30, 1999 (unaudited)...................................................4

     Condensed Consolidated Statements of Cash Flows -
       Six Months ended June 30, 1999 and 1998 (unaudited)........................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)............................7-10

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations .................................................................11-16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..............................17

Part II. Other Information

   Item 4. Submission of Matters to a Vote of Security Holders.....................................17

   Item 6. Exhibits and Reports on Form 8-K........................................................17

SIGNATURES.........................................................................................18


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                                       At
                                                                                          ----------------------------
                                                                                          June 30,        December 31,
                                                                                          --------        ------------
    Assets                                                                                  1999              1998
                                                                                            ----              ----
                                                                                         (Unaudited)
Cash and due from banks.................................................................  $   3,864             2,866
Interest-bearing deposits with banks....................................................         61               605
                                                                                           --------         ---------

       Total cash and cash equivalents..................................................      3,925             3,471

Securities available for sale...........................................................     41,954            51,275
Loans receivable, net of allowance for loan losses of $1,281
   in 1999 and $1,078 in 1998...........................................................    149,009           128,005
Loans held for sale.....................................................................      1,679               617
Accrued interest receivable.............................................................      1,346             1,270
Premises and equipment, net.............................................................      1,820             1,760
Restricted securities, at cost:
   Federal Home Loan Bank stock.........................................................      1,672             1,235
   Federal Reserve Bank stock...........................................................        479               479
Foreclosed real estate..................................................................        312               353
Deferred income tax asset...............................................................        452               221
Other assets............................................................................      1,063               589
                                                                                           --------         ---------

       Total............................................................................  $ 203,711           189,275
                                                                                            =======           =======

   Liabilities and Stockholders' Equity

Liabilities:
   Demand deposits......................................................................     19,207            18,316
   Savings and NOW deposits.............................................................     12,047            12,940
   Money-market deposits................................................................     40,900            38,721
   Time deposits........................................................................     67,458            71,235
                                                                                           --------           -------

       Total deposits...................................................................    139,612           141,212

   Advances from Federal Home Loan Bank.................................................     30,095            15,000
   Other borrowings.....................................................................      4,156             3,446
   Official checks......................................................................      1,948             1,248
   Accrued interest payable.............................................................        591               695
   Advance payments by borrowers for taxes and insurance................................      1,047               411
   Other liabilities....................................................................        475               228
                                                                                          ---------         ---------

       Total liabilities................................................................    177,924           162,240
                                                                                            -------           -------

Stockholders' equity:
   Preferred stock......................................................................        --                --
   Common stock.........................................................................         23                23
   Additional paid-in capital...........................................................     23,759            23,324
   Retained earnings....................................................................      4,582             4,065
   Stock incentive plan.................................................................        (65)             -
   Treasury stock.......................................................................     (1,752)             -
   Accumulated other comprehensive income...............................................       (760)             (377)
                                                                                           --------          --------

       Total stockholders' equity.......................................................     25,787            27,035
                                                                                            -------           -------

       Total............................................................................  $ 203,711           189,275
                                                                                            =======           =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                  (Dollars in thousands, except share amounts)

                                                                       Three Months Ended            Six Months Ended
                                                                            June 30,                     June 30,
                                                                       ------------------           -----------------
                                                                       1999           1998          1999          1998
                                                                       ----           ----          ----          ----
                                                                           (Unaudited)                  (Unaudited)
Interest income:
    Loans receivable..........................................     $    3,044        2,651          5,944        5,149
    Securities available for sale.............................            598          475          1,219          876
    Securities held to maturity...............................             --          110             --          226
    Other interest-earning assets.............................             13           25             22           32
                                                                  ------------ -----------     ----------  -----------

          Total interest income...............................          3,655        3,261          7,185        6,283
                                                                   ----------  -----------     ----------   ----------

Interest expense:
    Deposits .................................................          1,284        1,448          2,587        2,888
    Borrowings................................................            369          169            658          270
                                                                 ------------  -----------    -----------  -----------

          Total interest expense..............................          1,653        1,617          3,245        3,158
                                                                  -----------   ----------     ----------   ----------

Net interest income...........................................          2,002        1,644          3,940        3,125

          Provision for loan losses...........................            155          100            310          165
                                                                  -----------  -----------    -----------  -----------

Net interest income after provision for loan losses...........          1,847        1,544          3,630        2,960
                                                                  -----------   ----------     ----------   ----------

Noninterest income:
    Service charges on deposit accounts.......................            171          196            318          391
    Loan servicing fees.......................................             13           13             28           29
    Net gains from sale of loans..............................             32           31             32          100
    Net realized gains on sale of securities..................              9           --             38            2
    Other    .................................................            104          117            195          199
                                                                 ------------  -----------    -----------  -----------

          Total noninterest income............................            329          357            611          721
                                                                 ------------  -----------    -----------  -----------

Noninterest expenses:
    Salaries and employee benefits............................            795          708          1,603        1,409
    Occupancy expense.........................................            273          233            540          493
    Advertising and promotion.................................             99          101            176          160
    Professional fees.........................................             78           25            124           49
    Federal deposit insurance premiums........................             16           14             31           28
    Data processing...........................................             81           55            161          125
    Other    .................................................            309          273            601          453
                                                                 ------------ ------------    -----------  -----------

          Total noninterest expenses..........................          1,651        1,409          3,236        2,717
                                                                  -----------  -----------     ----------   ----------

          Earnings before income taxes........................            525          492          1,005          964

Income taxes .................................................            194          180            372          351
                                                                  -----------  -----------    -----------  -----------

          Net earnings........................................  $         331          312            633          613
                                                                  ===========  ===========    ===========  ===========

Earnings per share:
    Basic    .................................................  $         .15          .21            .28          .43
                                                                  =========== ============   ============  ===========

    Diluted  .................................................  $         .15          .20            .28          .42
                                                                  =========== ============   ============  ===========

Weighted-average shares outstanding for basic.................      2,285,527    1,506,164      2,285,063    1,378,057
                                                                  =========== ============   ============  ===========

Weighted-average shares outstanding for diluted...............      2,295,433    1,523,778      2,294,920    1,395,799
                                                                  =========== ============   ============  ===========

Dividends per share...........................................  $         .05          -              .05          -
                                                                  ===========  ===========   ============  ===========

See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 1999
                             (Dollars in thousands)

                                                                                                             Accumulated
                                                                                                                Other
                                                                 Additional    Stock                           Compre-     Total
                                            Preferred    Common   Paid-In    Incentive  Treasury    Retained   hensive Stockholders'
                                             Stock       Stock    Capital      Plan      Stock      Earnings    Income     Equity
                                             -----       -----    -------      ----      -----      --------    ------     ------
Balance at December 31, 1998 .............. $  --         23       23,324        --        --         4,065       (377)    27,035
                                                                                                     ------     -------    ------

Comprehensive income:
     Net earnings (unaudited) .............    --         --         --          --        --           633         --        633

     Net change in unrealized
         loss on securities
         available for sale,
         net of tax of $232
         (unaudited) ......................    --         --         --          --        --           --        (383)      (383)
                                                                                                     ------     ------    -------

Comprehensive income
     (unaudited) ..........................    --         --         --          --        --           633       (383)       250
                                                                                                     ------     ------    -------

Proceeds from issuance of
     common stock, exercise
     of stock options (25,458
     shares) (unaudited) ..................    --         --         258         --        --          --          --         258
                                                                                                                ------

Dividends paid on common
     stock (unaudited) ....................    --         --          --         --        --          (116)       --        (116)

Issuance of common stock
     to directors as compensation,
     (11,228 shares) (unaudited) ..........    --         --         109         --        --          --          --         109

Shares issued in stock incentive plan
     (6,935 shares) (unaudited) ...........    --         --          68         (68)      --          --          --          --

Shares committed to participants
     in incentive plans (unaudited) .......    --         --          --           3       --          --          --           3

Purchase of treasury stock (164,800
     shares) (unaudited) ..................    --         --          --          --    (1,752)        --          --      (1,752)
                                              -----    -------     -------     -------  ------       ------     ------    -------

Balance at June 30, 1999
    (unaudited) ........................... $  --         23        23,759       (65)   (1,752)       4,582       (760)    25,787
                                              =====    =======     =======     =======  ======       ======     ======    =======



See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                    Six Months Ended
                                                                                                       June 30,
                                                                                               -----------------------
                                                                                                1999            1998
                                                                                                ----            ----
Cash flows from operating activities:                                                                (Unaudited)
    Net earnings    ....................................................................     $    633             613
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses.......................................................          310             165
        Depreciation and amortization...................................................          212             164
        Provision for deferred income taxes.............................................           --              30
        Net amortization of fees, premiums, discounts and other.........................           61              63
        Shares committed to incentive plan participants.................................            3              --
        Common stock issued as compensation for services................................          109              --
        Gain on sale of securities......................................................          (38)             (2)
        Gain on sale of loans...........................................................          (32)           (100)
        Gain on sale of foreclosed real estate..........................................           (9)            (24)
        Net originations of loans held for sale.........................................       (1,479)             --
        Proceeds from sale of loans held for sale.......................................          449           4,543
        (Increase) decrease in other assets.............................................         (474)             47
        Increase in accrued interest receivable.........................................          (76)           (294)
        Increase in official checks.....................................................          700           1,711
        (Decrease) increase in accrued interest payable.................................         (104)             47
        Increase in other liabilities...................................................          247              48
                                                                                             --------        --------

            Net cash provided by operating activities...................................          512           7,011
                                                                                             --------          ------

Cash flows from investing activities:
    Purchase of securities available for sale...........................................      (12,788)        (29,073)
    Purchase of securities held to maturity.............................................           --          (2,100)
    Proceeds from sale of securities available for sale.................................       12,079           9,549
    Principal repayments on securities available for sale...............................        1,636              46
    Principal repayments on securities held to maturity.................................           --             259
    Maturities and calls of securities available for sale...............................        7,705           1,000
    Net increase in loans...............................................................      (21,443)        (11,204)
    Net proceeds from sale of foreclosed real estate....................................          231             270
    Net increase in restricted securities...............................................         (437)             36
    Purchase of premises and equipment, net.............................................         (272)           (122)
                                                                                              -------         -------

            Net cash used in investing activities.......................................      (13,289)        (31,339)
                                                                                               ------          ------

Cash flows from financing activities:
    Net increase in demand, savings, NOW and money-market deposits......................        2,177          11,141
    Net (decrease) increase in time deposits............................................       (3,777)          2,145
    Net increase in advances from Federal Home Loan Bank................................       15,095           3,600
    Net increase in other borrowings....................................................          710           2,100
    Increase in advance payments by borrowers for taxes and insurance...................          636             697
    Net proceeds from issuance of preferred stock.......................................           --              10
    Proceeds from exercise of stock options.............................................          258          12,174
    Dividends paid on common stock......................................................         (116)             --
    Purchase of treasury stock..........................................................       (1,752)             --
                                                                                               ------       ---------

            Net cash provided by financing activities...................................       13,231          31,867
                                                                                               ------       ---------
                                                                                                            (continued)



                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows, Continued
                                 (In thousands)

                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                               -----------------------
                                                                                                1999            1998
                                                                                                ----            ----
                                                                                                     (Unaudited)

Net increase in cash and cash equivalents...............................................      $   454           7,539

Cash and cash equivalents at beginning of period........................................        3,471           2,575
                                                                                              -------         -------

Cash and cash equivalents at end of period..............................................      $ 3,925          10,114
                                                                                              =======          ======

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Interest............................................................................      $ 3,349           3,111
                                                                                              =======          ======

    Income taxes........................................................................      $   256             420
                                                                                              =======          ======

 Noncash transactions:
    Reclassification of loans receivable to foreclosed real estate......................      $   181             251
                                                                                              =======         =======

    Accumulated other comprehensive income, net change in unrealized
        loss on securities available for sale, net of tax...............................      $  (383)            (52)
                                                                                              =======         =======

    Stock dividends paid on preferred stock.............................................      $    --              27
                                                                                              =======         =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


1. General. In the opinion of the management of Pointe Financial Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 1999, the results of operations for the three- and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-month periods ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

        Pointe Financial Corporation (the "Holding Company") was incorporated under the laws of the State of Florida in September 1993. The Holding Company's principal business is conducted through Pointe Bank (the "Bank"), a state-chartered commercial bank. The Holding Company and the Bank are collectively referred to as the "Company." The Bank provides a wide range of community banking services to small and middle-market business and individuals through its five banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida.

2. Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

                                                                     Three Months Ended             Six Months Ended
                                                                          June 30,                       June 30,
                                                                 ----------------------          --------------------
                                                                    1999           1998            1999          1998
                                                                    ----           ----            ----          ----
        Balance at beginning of period........................   $ 1,228            913           1,078           848
        Provision charged to earnings.........................       155            100             310           165
        (Charge-offs), net of recoveries......................      (102)           (30)           (107)          (30)
                                                                  ------            ---           -----           ---

        Balance at end of period..............................   $ 1,281            983           1,281           983
                                                                   =====            ===           =====           ===


        The following summarizes the amounts of impaired loans, a majority of which are collateral dependent (in thousands):

                                                                                     At June 30,      At December 31,
                                                                                     -----------      ---------------
                                                                                        1999              1998
                                                                                        ----              ----
        Loans identified as impaired:
        Gross loans with related allowance for losses recorded..................        $ 440             2,473
        Less: Allowances on these loans.........................................         (220)             (407)
                                                                                          ---             -----

        Net investment in impaired loans........................................        $ 220             2,066
                                                                                          ===             =====

                                                                                                       (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

2. Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                        June 30,
                                                                   --------------------           -------------------
                                                                    1999           1998            1999          1998
                                                                    ----           ----            ----          ----
            Average net investment in impaired loans..........     $ 220          1,262             220         1,264
                                                                   =====          =====           =====         =====
            Interest income recognized on impaired
                loans.........................................     $  --             55              --            73
                                                                   =====          =====           =====         =====
            Interest income received on impaired
                loans.........................................     $  --             55              --            73
                                                                   =====          =====           =====         =====


        See Note 5 for a discussion relating to the decrease in impaired loans at June 30, 1999.

3. Earnings Per Share. Earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted income per share, because there was no active trading market until June 12, 1998, for the Company's common stock, the average book value per share was used through that date for the three and six months ended June 30, 1998. For the three and six months ended June 30, 1999, average quoted market prices were used. For the three and six months ended June 30, 1999 and 1998 outstanding stock options are considered dilutive securities for purposes of calculating diluted earnings per share. The following table presents the calculations of earnings per share ($ in thousands, except per share amounts).

                                                              Three Months Ended June 30,
                                   ------------------------------------------------------------------------------------
                                                   1999                                           1998
                                   ---------------------------------------       --------------------------------------
                                   Earnings         Shares       Per Share        Earnings        Shares      Per Share
                                  (Numerator)    (Denominator)     Amount        (Numerator)   (Denominator)     Amount
                                  -----------    -------------     ------        -----------   -------------     ------
    Basic Earnings Per Share:
        Net earnings available
          to common stockholders....  $ 331         2,285,527      $ .15            $ 312         1,506,164       $ .21
                                                                     ===                                            ===

    Effect of dilutive securities-
        Incremental shares from
          assumed exercise of
          options utilizing the
          treasury stock method.....                    9,906                                        17,614
                                                    ---------                                     ---------

    Diluted Earnings Per Share:
        Net earnings available
          to common stockholders
          and assumed conversions...  $ 331         2,295,433      $ .15            $ 312         1,523,778       $ .20
                                        ===         =========        ===              ===         =========         ===


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

3.  Earnings Per Share, Continued

                                                                Six Months Ended June 30,
                                  ------------------------------------------------------------------------------------
                                                   1999                                           1998
                                  ----------------------------------------     ---------------------------------------
                                   Earnings        Shares       Per Share        Earnings        Shares      Per Share
                                  (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount
                                  -----------   -------------     ------        -----------   -------------     ------
    Basic Earnings Per Share:
        Net earnings................ $ 633                                        $ 613
        Less preferred
          stock dividends...........   -                                            (27)
                                                                                    ---
        Net earnings available
          to common stockholders....   633         2,285,063       $ .28            586         1,378,057        $ .43
                                                                     ===                                           ===

    Effect of dilutive securities-
        Incremental shares from
          assumed exercise of
          options utilizing the
          treasury stock method.....                   9,857                                       17,742
                                                  ----------                                  -----------

    Diluted Earnings Per Share:
        Net earnings available to
          common stockholders
          and assumed conversions... $ 633         2,294,920      $  .28          $ 586         1,395,799        $ .42
                                       ===         =========        ====            ===         =========          ===


4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 1999 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                         Regulatory
                                                                                            Actual       Requirement
                                                                                            ------       -----------
        Total capital to risk-weighted assets...........................................    17.20%           8.00%
        Tier I capital to risk-weighted assets..........................................    16.23%           4.00%
        Tier I capital to total assets - leverage ratio.................................    10.98%           4.00%


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

5. Other Events. In March of 1999 the Company entered into an agreement whereby the mortgage and note supporting a significant nonaccrual residential real estate loan were assigned without recourse. Net proceeds from the transaction reduced the Company's nonperforming assets by $1.2 million thus reducing the ratio of nonperforming loans and foreclosed real estate to total assets from 1.60% at December 31, 1998 to .84% at June 30, 1999.

6. New Branches. During March 1999, the Company signed a contract to purchase land for a branch site in Coral Springs, Florida. Construction is expected to begin during the third quarter of 1999 and the branch is expected to be open late in the fourth quarter of 1999. Also, during April 1999, the Company entered into a five-year lease for a branch facility located in Ocean Ridge, Florida which commenced operation on July 1, 1999.

7. Stock Repurchase Program. In May 1999, the Company's Board of Directors approved a Stock Repurchase Program ("SRP"). The SRP has been allocated $2.0 million and the Company has repurchased 164,800 shares in treasury stock. The Company's net cost was approximately $1.8 million during the three months ended June 30, 1999. On June 25, 1999, the Company filed the appropriate notification with NASDAQ reducing the number of outstanding shares of common stock by more than five percent.

8. Dividend Policy. In May 1999, the Company's Board of Directors approved a dividend policy. On May 4, 1999, the Company declared a $.05 per share dividend to common stockholders as of May 15, 1999 which was paid on June 1, 1999 based on earnings of the Company during the three months ended March 31, 1999.

9. Incentive Stock Plan. During April 1999, the Company awarded 6,935 shares of restricted common stock to employees under the 1998 Incentive Compensation and Stock Award Plan. Four years following the date of grant, these restricted stock awards become entirely vested. The Company is amortizing these restricted stock awards into salaries and employee benefits using the straight-line method of amortization over the four-year period. From the date awarded, the employees are entitled to dividends paid on common stock and may vote these shares.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                Comparison of June 30, 1999 and December 31, 1998


Liquidity and Capital Resources
The Company's primary source of cash during the six months ended June 30, 1999 was from an increase in advances from the Federal Home Loan Bank of $15.1 million and proceeds from the sale of securities of $12.1 million. Cash was used primarily for net loan originations of $21.4 million and the purchase of securities totaling $13.2 million. At June 30, 1999, the Company had outstanding commitments to originate loans of $16.5 million. Scheduled maturities of certificates of deposit due to mature in one year or less totaled $33.2 million. Management believes the Company has adequate resources to fund all of its commitments using available resources and that, if desired, certificate of deposit rates can be adjusted to attract deposits in a changing rate environment. At June 30, 1999, the Bank exceeded its regulatory liquidity requirements.

The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                    Six Months                        Six Months
                                                                      Ended         Year Ended          Ended
                                                                     June 30,       December 31,       June 30,
                                                                       1999            1998              1998
                                                                   -----------     ------------      -----------
        Average equity as a percentage
           of average assets..................................         13.88%         12.19%            9.44%

        Equity to total assets at end of period...............         12.66%         14.28%           14.61%

        Return on average assets (1)..........................           .65%           .61%             .76%

        Return on average equity (1)..........................          4.67%          5.02%            8.09%

        Noninterest expense to average assets (1).............          3.31%          3.27%            3.39%

        Nonperforming loans and foreclosed real
           estate to total assets at end of period............           .84%          1.60%            1.32%



        ----------------------------------------------------------------
        (1)  Annualized for the six months ended June 30, 1999 and 1998.

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

                                                                      Three Months Ended June 30,
                                                     ------------------------------------------------------------------
                                                                  1999                               1998
                                                     -------------------------------     ------------------------------
                                                                Interest    Average                Interest    Average
                                                      Average     and       Yield/       Average     and       Yield/
                                                      Balance   Dividends    Rate        Balance   Dividends    Rate
                                                      -------   ---------    ----        --------  ---------    ----
                                                                             ($ in Thousands)
Interest-earning assets:
   Loans   ...................................      $ 143,529       3,044      8.48%   $ 113,531     2,651      9.34%
   Securities.................................         44,674         598      5.35       40,803       585      5.74
   Other interest-earning assets (1)..........          1,101          13      4.72        1,762        25      5.68
                                                      -------      ------               --------    ------

       Total interest-earning assets..........        189,304       3,655      7.72      156,096     3,261      8.36
                                                                    -----                            -----

   Noninterest-earning assets (2).............          9,444                             11,295
                                                     --------                           --------

       Total assets...........................      $ 198,748                          $ 167,391
                                                      =======                            =======

Interest-bearing liabilities:
   Savings and NOW deposits...................         13,123          49      1.49       10,818        38      1.41
   Money-market deposits......................         39,674         371      3.74       39,495       456      4.62
   Time deposits..............................         66,410         864      5.20       66,947       954      5.70
   Other borrowings (3).......................         29,917         369      4.93       12,499       169      5.41
                                                     --------      ------                -------    ------

       Total interest-bearing liabilities.....        149,124       1,653      4.43      129,759     1,617      4.99
                                                                    -----                            -----

   Demand deposits............................         19,183                             15,639
   Noninterest-bearing liabilities............          3,287                              5,657
   Stockholders' equity.......................         27,154                             16,336
                                                     --------                            -------

       Total liabilities and
           stockholders' equity...............      $ 198,748                          $ 167,391
                                                      =======                            =======

Net interest income...........................                    $ 2,002                          $ 1,644
                                                                    =====                            =====

Interest-rate spread (4)......................                                 3.29%                            3.37%
                                                                               ====                             ====

Net interest margin (5).......................                                 4.23%                            4.21%
                                                                               ====                             ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities.......           1.27                               1.20
                                                         ====                               ====


-------------------------------

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

                                                                       Six Months Ended June 30,
                                                  -----------------------------------------------------------------------
                                                                  1999                                 1998
                                                  ------------------------------------      -----------------------------
                                                                 Interest     Average                 Interest   Average
                                                      Average      and         Yield/       Average     and      Yield/
                                                      Balance    Dividends      Rate        Balance   Dividends   Rate
                                                      -------    ---------      ----        -------   ---------   ----
                                                                                ($ in Thousands)
Interest-earning assets:
   Loans   ...................................      $ 138,495       5,944      8.58%      $ 112,185     5,149     9.18%
   Securities.................................         46,254       1,219      5.27          37,822     1,102     5.83
   Other interest-earning assets (1)..........            934          22      4.71           1,151        32     5.56
                                                    ---------     -------                  --------   -------

       Total interest-earning assets..........        185,683       7,185      7.74         151,158     6,283     8.31
                                                                    -----                               -----

   Noninterest-earning assets (2).............          9,720                                 9,346
                                                     --------                              --------

       Total assets...........................      $ 195,403                             $ 160,504
                                                      =======                               =======

Interest-bearing liabilities:
   Savings and NOW deposits...................         12,883          96      1.49          10,833        85     1.57
   Money-market deposits......................         39,608         734      3.71          38,684       892     4.61
   Time deposits..............................         67,133       1,757      5.23          66,914     1,911     5.71
   Other borrowings (3).......................         26,486         658      4.97           9,986       270     5.41
                                                     --------      ------                  --------    ------

       Total interest-bearing liabilities.....        146,110       3,245      4.44         126,417     3,158     5.00
                                                                    -----                               -----

   Demand deposits............................         19,122                                14,881
   Noninterest-bearing liabilities............          3,047                                 4,050
   Stockholders' equity.......................         27,124                                15,156
                                                      -------                               -------

       Total liabilities and
           stockholders' equity...............      $ 195,403                             $ 160,504
                                                      =======                               =======

Net interest income...........................                    $ 3,940                             $ 3,125
                                                                    =====                               =====

Interest-rate spread (4)......................                                 3.30%                              3.31%
                                                                               ====                               ====

Net interest margin (5).......................                                 4.24%                              4.14%
                                                                               ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities.......           1.27                                 1.20
                                                         ====                                 ====


--------------------------------

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

           Comparison of the Three Months Ended June 30, 1999 and 1998


Results of Operations
   General. Net earnings for the three months ended June 30, 1999 were $331,000 or $.15 basic and diluted earnings per share compared to net earnings of $312,000 or $.21 basic earnings per share ($.20 diluted earnings per share) for the three months ended June 30, 1998. The increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by increases in noninterest expenses and the provision for loan losses.

   Interest Income and Expense. Interest income increased by $394,000 or 12.1% from $3.3 million for the three months ended June 30, 1998 to $3.7 million for the three months ended June 30, 1999. Interest income on loans increased $393,000 or 14.8% primarily due to an increase of 26.4% in the average loan portfolio balance from $113.5 million for the three months ended June 30, 1998 to $143.5 million for the comparable period in 1999, partially offset by a decrease in the yield earned from 9.34% during 1998 to 8.48% during the 1999 period.

      Interest expense on deposit accounts decreased $164,000 or 11.3% to $1.3 million for the three months ended June 30, 1999 from $1.5 million for the three months ended June 30, 1998. Interest expense on deposits decreased due to a decrease in the weighted-average rate paid from 4.94% for the three months ended June 30, 1998 to 4.31% for the comparable period in 1999. The average balance for the three months ended June 30, 1999 was $119.2 million compared to $117.3 million during the same period in 1998.

      Interest expense on other borrowings increased $200,000 to $369,000 for the three months ended June 30, 1999 from $169,000 for the three months ended June 30, 1998. Interest expense on other borrowings increased due to an increase of $17.4 million in the average balance, partially offset by a decrease in the weighted-average rate paid for the three months ended June 30, 1999 compared to the same period in 1998.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $155,000 for the three months ended June 30, 1999 compared to $100,000 for the comparable period in 1998. The increase was deemed appropriate by management due to the growth of the loan portfolio during the three months ended June 30, 1999. Management believes the balance in the allowance for loan losses of $1.3 million at June 30, 1999 is adequate.

   Noninterest Income. Noninterest income decreased $28,000 primarily due to decreases of $25,000 in service charges on deposit accounts and $13,000 in other noninterest income partially offset by $9,000 in net gains on the sale of securities available for sale for the three months ended June 30, 1999 when compared to the same period in 1998.

   Noninterest Expenses. Noninterest expenses increased $242,000 for the three months ended June 30, 1999 compared to the same period in 1998 primarily due to increases in salaries and employee benefits of $87,000, occupancy expense of $40,000 and professional fees of $53,000 relating to the overall growth of the Company.

   Provision for Income Taxes. The income tax provision for the three months ended June 30, 1999 was $194,000 (an effective rate of 37.0%) compared to $180,000 (an effective rate of 36.6%) for the comparable 1998 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

            Comparison of the Six Months Ended June 30, 1999 and 1998


Results of Operations
   General. Net earnings for the six months ended June 30, 1999 were $633,000 or $.28 basic and diluted earnings per share compared to net earnings of $613,000 or $.43 basic earnings per share ($.42 diluted earnings per share) for the six months ended June 30, 1998. The increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by increases in noninterest expenses and the provision for loan losses.

   Interest Income and Expense. Interest income increased by $902,000 or 14.4% from $6.3 million for the six months ended June 30, 1998 to $7.2 million for the six months ended June 30, 1999. Interest income on loans increased $795,000 or 15.4% primarily due to an increase in the average loan portfolio balance of $26.3 million or 23.5% from $112.2 million for the six months ended June 30, 1998 to $138.5 million for the comparable period in 1999, partially offset by a decrease in the yield earned from 9.18% during 1998 to 8.58% during the 1999 period.

      Interest expense on deposit accounts decreased $301,000 or 10.4% from $2.9 million for the six months ended June 30, 1998 to $2.6 million for the six months ended June 30, 1999. Interest expense on deposits decreased due to a decrease in the weighted-average rate paid from 4.96% during 1998 to 4.33% during the 1999 period. The average balance for the six months ended June 30, 1999 was $119.6 million compared to $116.4 million during the comparable period in 1998.

      Interest expense on other borrowings increased $388,000 to $658,000 for the six months ended June 30, 1999 from $270,000 for the six months ended June 30, 1998. Interest expense on other borrowings increased due to a increase in the average balance of $16.5 million partially offset by a decrease in the weighted-average rate paid for the six months ended June 30, 1999 compared to the same period in 1998.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision increased from $165,000 for the six months ended June 30, 1998 to $310,000 for the six months ended June 30, 1999. The increase was deemed appropriate by management due to the growth in the loan portfolio during the six months ended June 30, 1999. Management believes the balance in the allowance for loan losses of $1.3 million at June 30, 1999 is adequate.

   Noninterest Income. Noninterest income decreased $110,000 primarily due to decreases of $73,000 in service charges on deposit accounts and $68,000 in net gains from sale of loans and loan servicing rights, partially offset by an increase of $36,000 in net realized gains on sale of securities available for sale during the six months ended June 30, 1999 when compared to the comparable period in 1998.

   Noninterest Expense. Noninterest expense increased $519,000 for the six months ended June 30, 1999 compared to the same period in 1998 primarily due to increases in salaries and employee benefits of $194,000, occupancy expense of $47,000, professional fees of $75,000 and other noninterest expenses of $148,000 relating to the overall growth of the Company.

   Provision for Income Taxes. The income tax provision for the six months ended
      June 30, 1999 was $372,000 (an effective rate of 37.0%) compared to $351,000 (an effective rate of 36.4%) for the comparable 1998 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                Year 2000 Issues


Management of the Holding Company is acutely aware of the Year 2000 issue and has an ongoing program designed to ensure that its operational and financial systems, and those of its commercial bank subsidiary, will not be adversely affected by Year 2000 software failures, due to processing errors arising from calculations using the Year 2000 date. The Bank's Data Processing Steering Committee has been assigned the Year 2000 compliance issue. The Committee meets quarterly or as needed to assess the extent to which the Bank and its outside vendors may be adversely affected by the Year 2000 problem system failures. The Committee has prepared and is responsible for monitoring the Vendor Status Report which identifies the vendors and equipment that have been determined to be Year 2000 sensitive. As of June 30, 1999, the Bank had received written assurances from all of the materially significant companies listed on the Vendor Status Report indicating that their systems are Year 2000 compliant.

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest-rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 1998.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of Pointe Financial Corporation was held on April 16, 1999, to consider the election of two directors each for a term of three years. At the Annual Meeting, incumbent directors Steven A. Elias and D. Richard Mead, Jr., were reelected. The terms of Directors Roberto Kassin, Timothy McGinn, R. Carl Palmer, Jr., Morris Massry and Parker D. Thompson continued after the Annual Meeting.

At the Annual Meeting, 1,393,124 shares were present in person or by proxy. The following is a summary and tabulation of the matter that was voted upon at the Annual Meeting:

   Proposal I.

   The election of two directors, each for a term of three years:

                                                           For           Withheld       Against
                                                           ---           --------       -------
       Steven A. Elias                                   1,360,101         33,023          -
                                                         =========         ======      ========

       D. Richard Mead, Jr.                              1,360,101         33,023          -
                                                         =========         ======      ========

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B)

         27.  Financial Data Schedule (for SEC use only)

(b) During the three months ending June 30, 1999, the Company filed a Form 8-K. The event disclosed was the Board of Directors' adoption of a dividend policy and the announcement of a $.05 dividend for the quarter ended March 31, 1999. The approval for the Stock Repurchase Program was also disclosed in the filing.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          POINTE FINANCIAL CORPORATION
                                           (Registrant)







Date:    July 28, 1999                     By:  /s/ R. Carl Palmer, Jr.
      -----------------------                 ----------------------------------
                                                R. Carl Palmer, Jr., President
                                                and Chief Executive Officer



Date:    July 28, 1999                   By:   /s/ Bradley R. Meredith
      -------------------------               ----------------------------------
                                                Bradley R. Meredith, Senior Vice
                                                President and Chief Financial
                                                Officer