Form 10QSB
period 1999-09-30
POINTE FINANCIAL CORP
filed 1999-10-28
CIK 917331

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB
(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934

              For the quarterly period ended September 30, 1999

---      Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from _________ to _________

Commission file number 0-24433
                       -------

                          POINTE FINANCIAL CORPORATION
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                              65-0451402
--------------------------------                          -------------------
(State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

                              21845 Powerline Road
                            Boca Raton, Florida 33433
                            -------------------------
                    (Address of Principal Executive Offices)

                                 (561) 368-6300
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                    ----------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES   X     NO
     ---      ---

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                   2,122,193 shares
--------------------------------------          -------------------------------
              (class)                           Outstanding at October 25, 1999

   Transitional small business disclosure format (check one):

YES         NO X
   ---        ---

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I.  Financial Information

   Item 1.  Financial Statements                                                                             Page
                                                                                                             ----

     Condensed Consolidated Balance Sheets -
       At September 30, 1999 (unaudited) and at December 31, 1998...............................................2

     Condensed Consolidated Statements of Earnings -
       Three and Nine Months ended September 30, 1999 and 1998 (unaudited)......................................3

     Condensed Consolidated Statement of Stockholders' Equity -
       Nine Months ended September 30, 1999 (unaudited).........................................................4

     Condensed Consolidated Statements of Cash Flows -
       Nine Months ended September 30, 1999 and 1998 (unaudited)..............................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)........................................7-10

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations ...............................................................................11-16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................................17

Part II. Other Information

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


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                                      At
                                                                                        ------------------------------
                                                                                        September 30,      December 31,
                                                                                        -------------      ------------
    Assets                                                                                  1999              1998
                                                                                            ----              ----
                                                                                         (Unaudited)

Cash and due from banks                                                                   $   4,128             2,866
Interest-bearing deposits with banks                                                          3,351               605
                                                                                           --------         ---------

       Total cash and cash equivalents                                                        7,479             3,471

Securities available for sale                                                                48,602            51,275
Loans receivable, net of allowance for loan losses of $1,297 in 1999
   and $1,078 in 1998                                                                       145,638           128,005
Loans held for sale                                                                           1,952               617
Accrued interest receivable                                                                   1,483             1,270
Premises and equipment, net                                                                   2,291             1,760
Restricted securities, at cost:
   Federal Home Loan Bank stock                                                               1,500             1,235
   Federal Reserve Bank stock                                                                   479               479
Foreclosed real estate                                                                          190               353
Deferred income tax asset                                                                       531               221
Other assets                                                                                    883               589
                                                                                          ---------         ---------

       Total                                                                              $ 211,028           189,275
                                                                                          =========         =========

   Liabilities and Stockholders' Equity

Liabilities:
   Demand deposits                                                                           20,066            18,316
   Savings and NOW deposits                                                                  12,069            12,940
   Money-market deposits                                                                     41,200            38,721
   Time deposits                                                                             73,705            71,235
                                                                                          ---------         ---------

       Total deposits                                                                       147,040           141,212

   Advances from Federal Home Loan Bank                                                      30,000            15,000
   Other borrowings                                                                           4,380             3,446
   Official checks                                                                            1,239             1,248
   Accrued interest payable                                                                     708               695
   Advance payments by borrowers for taxes and insurance                                      1,391               411
   Other liabilities                                                                            701               228
                                                                                          ---------         ---------
       Total liabilities                                                                    185,459           162,240
                                                                                          ---------         ---------

Stockholders' equity:
   Preferred stock                                                                                -                 -
   Common stock                                                                                  23                23
   Additional paid-in capital                                                                23,759            23,324
   Retained earnings                                                                          4,737             4,065
   Stock incentive plan                                                                         (61)                -
   Treasury stock                                                                            (1,999)                -
   Accumulated other comprehensive income                                                      (890)             (377)
                                                                                          ---------         ---------
       Total stockholders' equity                                                            25,569            27,035
                                                                                          ---------         ---------

       Total                                                                              $ 211,028           189,275
                                                                                          =========         =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                  (Dollars in thousands, except share amounts)


                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                  September 30,
                                                                   ---------------------           -------------------
                                                                     1999           1998           1999           1998
                                                                     ----           ----           ----           ----
                                                                        (Unaudited)                    (Unaudited)
Interest income:
    Loans receivable                                         $      3,186          2,614          9,130          7,763
    Securities available for sale                                     624            728          1,843          1,604
    Securities held to maturity                                         -             45              -            271
    Other interest-earning assets                                      58             25             80             57
                                                             ------------  -------------    -----------  -------------

          Total interest income                                     3,868          3,412         11,053          9,695
                                                             ------------  -------------    -----------  -------------

Interest expense:
    Deposits                                                        1,357          1,478          3,944          4,366
    Borrowings                                                        444            211          1,102            481
                                                             ------------  -------------    -----------  -------------

          Total interest expense                                    1,801          1,689          5,046          4,847
                                                             ------------  -------------    -----------  -------------

Net interest income                                                 2,067          1,723          6,007          4,848

          Provision for loan losses                                   165            630            475            795
                                                             ------------  -------------    -----------  -------------
Net interest income after provision for loan losses                 1,902          1,093          5,532          4,053
                                                             ------------  -------------    -----------  -------------

Noninterest income:
    Service charges on deposit accounts                               171            151            489            542
    Loan servicing fees                                                15             16             43             45
    Net gains from sale of loans                                        -             58             32            158
    Net realized gains on sale of securities                            -            162             38            164
    Other                                                              75             96            270            295
                                                             ------------  -------------    -----------  -------------
          Total noninterest income                                    261            483            872          1,204
                                                             ------------  -------------    -----------  -------------

Noninterest expenses:
    Salaries and employee benefits                                    849            713          2,452          2,122
    Occupancy expense                                                 303            252            843            745
    Advertising and promotion                                          76             64            252            224
    Professional fees                                                  88             24            212             73
    Federal deposit insurance premiums                                 15             15             46             43
    Data processing                                                    95             81            256            206
    Other                                                             321            255            922            708
                                                             ------------  -------------    -----------  -------------

          Total noninterest expenses                                1,747          1,404          4,983          4,121
                                                             ------------  -------------    -----------  -------------
          Earnings before income taxes                                416            172          1,421          1,136

Income taxes                                                          154             65            526            416
                                                             ------------  -------------    -----------  -------------

          Net earnings                                       $        262            107            895            720
                                                             ============  =============    ===========  =============

Earnings per share:
    Basic                                                    $        .12            .05            .40            .41
                                                             ============  =============    ===========  =============

    Diluted                                                  $        .12            .05            .40            .40
                                                             ============  =============    ===========  =============

Weighted-average shares outstanding for basic                   2,139,107      2,257,631      2,235,876      1,678,214
                                                             ============  =============    ===========  =============

Weighted-average shares outstanding for diluted                 2,151,429      2,298,178      2,246,541      1,712,307
                                                             ============  =============    ===========  =============

Dividends per share                                          $        .05              -            .10              -
                                                             ============  =============    ===========  =============

See Accompanying Notes to Condensed Consolidated Financial Statements



                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

            Condensed Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 1999
                             (Dollars in thousands)


                                                                                                       Accumulated
                                                                                                       Other
                                                         Additional   Stock                            Compre-      Total
                                  Preferred     Common    Paid-In   Incentive  Treasury    Retained    hensive   Stockholders'
                                    Stock       Stock     Capital      Plan      Stock     Earnings    Income       Equity
                                    -----       -----     -------      ----      -----     --------    ------       ------
Balance at December 31, 1998          $  -         23      23,324        -         -         4,065       (377)      27,035
                                                                                                                    ------

Comprehensive income:
     Net earnings (unaudited)            -          -           -        -         -           895          -          895

     Net change in unrealized
         loss on securities
         available for sale,
         net of tax of $310
         (unaudited)                     -          -           -        -         -             -       (513)        (513)
                                                                                                                    ------
Comprehensive income
     (unaudited)                                                                                                       382
                                                                                                                    ------

Proceeds from issuance of
     common stock, exercise
     of stock options (25,458
     shares) (unaudited)                 -          -         258        -         -            -           -          258


Dividends paid on common
     stock (unaudited)                   -          -           -        -         -         (223)          -         (223)

Issuance of common stock
     to directors as compensation,
     (11,228 shares) (unaudited)         -          -         109        -         -            -           -          109

Shares issued in stock incentive plan
     (6,935 shares) (unaudited)          -          -          68      (68)        -            -           -            -

Shares committed to participants
     in incentive plans (unaudited)      -          -           -        7         -            -           -            7

Purchase of treasury stock (188,400
     shares) (unaudited)                 -          -           -        -    (1,999)           -           -       (1,999)
                                      ----        ---   ---------     ----     -----      -------        ----       ------

Balance at September 30, 1999
     (unaudited)                      $  -         23      23,759      (61)   (1,999)       4,737        (890)      25,569
                                      ====        ===   =========     ====     =====      =======        ====       ======


See Accompanying Notes to Condensed Consolidated Financial Statements


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                                                                                   Nine Months Ended
                                                                                                   September 30,
                                                                                                1999            1998
                                                                                                ----            ----
                                                                                                     (Unaudited)
Cash flows from operating activities:
 Net earnings                                                                                 $   895             720
 Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provision for loan losses                                                                     475             795
    Depreciation                                                                                  329             245
    Net amortization of fees, premiums, discounts and other                                       (26)            185
    Shares committed to incentive plan participants                                                 7               -
    Common stock issued as compensation for services                                              109             170
    Gain on sale of securities                                                                    (38)           (164)
    Gain on sale of loans                                                                         (32)           (158)
    Gain on sale of foreclosed real estate                                                         (6)            (40)
    Net originations of loans held for sale                                                    (1,751)           (549)
    Proceeds from sale of loans held for sale                                                     449           5,150
    Increase in other assets                                                                     (294)            (10)
    Increase in accrued interest receivable                                                      (213)           (345)
    Decrease in official checks                                                                    (9)           (698)
    Increase in accrued interest payable                                                           13              70
    Increase in other liabilities                                                                 473             248
                                                                                             --------         -------

        Net cash provided by operating activities                                                 381           5,619
                                                                                             --------         -------

Cash flows from investing activities:
 Purchases of securities available for sale                                                   (25,124)        (45,007)
 Purchases of securities held to maturity                                                           -          (2,100)
 Proceeds from sale of securities                                                              17,083          24,847
 Principal repayments on securities available for sale                                          2,068             324
 Principal repayments on securities held to maturity                                                -             259
 Maturities and calls of securities available for sale                                          7,705           1,450
 Net increase in loans                                                                        (18,006)        (18,547)
 Proceeds from sale of foreclosed real estate                                                     248             390
 Net increase in restricted securities                                                           (265)           (144)
 Purchase of premises and equipment, net                                                         (860)           (163)
                                                                                             --------         -------

        Net cash used in investing activities                                                 (17,151)        (38,691)
                                                                                             --------         -------

Cash flows from financing activities:
 Net increase in demand, savings, NOW and money-market deposits                                 3,358           7,997
 Net increase in time deposits                                                                  2,470           1,311
 Net increase in advances from Federal Home Loan Bank                                          15,000          10,600
 Net increase in other borrowings                                                                 934           1,565
 Increase in advance payments by borrowers for taxes and insurance                                980             941
 Net proceeds from issuance of preferred stock                                                      -              10
 Net proceeds from issuance of common stock                                                         -          12,196
 Proceeds from exercise of stock options                                                          258               -
 Dividends paid on common stock                                                                  (223)              -
 Purchase of treasury stock                                                                    (1,999)              -
                                                                                             --------         -------

        Net cash provided by financing activities                                              20,778          34,620
                                                                                             --------         -------

                                                                                                            (continued)






                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows, Continued
                                 (In thousands)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                                1999            1998
                                                                                                ----            ----
                                                                                                     (Unaudited)

Net increase in cash and cash equivalents                                                       4,008           1,548

Cash and cash equivalents at beginning of period                                                3,471           2,575
                                                                                              -------         -------

Cash and cash equivalents at end of period                                                    $ 7,479           4,123
                                                                                              =======         =======

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Interest                                                                                  $ 5,033           4,777
                                                                                              =======         =======

    Income taxes                                                                              $   288             130
                                                                                              =======         =======

 Noncash transactions:
    Reclassification of loans receivable to foreclosed real estate                            $   181             610
                                                                                              =======         =======

    Loans originated for sale of foreclosed real estate                                       $   101            -
                                                                                              =======         =======

    Accumulated other comprehensive income, net change in unrealized
        loss on securities available for sale, net of tax                                     $  (513)           (143)
                                                                                              =======         =======

    Stock dividends paid on preferred stock                                                   $     -              27
                                                                                              =======         =======

    Transfer of securities from held to maturity category to available
        for sale category                                                                     $     -           8,456
                                                                                              =======         =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


1. General. In the opinion of the management of Pointe Financial Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 1999, the results of operations for the three- and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

2. Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                        -------------                 -------------
                                                                    1999           1998            1999          1998
                                                                    ----           ----            ----          ----
        Balance at beginning of period                           $ 1,281            983           1,078           848
        Provision charged to earnings                                165            630             475           795
        (Charge-offs), net of recoveries                            (149)          (452)           (256)         (482)
                                                                 -------          -----           -----         -----

        Balance at end of period                                 $ 1,297          1,161           1,297         1,161
                                                                 =======          =====           =====         =====

    The following summarizes the amounts of impaired loans, a majority of which are collateral dependent (in thousands):

                                                                                At September 30,      At December 31,
                                                                                ----------------      ---------------
                                                                                      1999                 1998
                                                                                      ----                 ----
        Loans identified as impaired:
            Gross loans with related allowance for losses recorded                   $ 440                 2,473
            Less: Allowances on these loans                                           (220)                 (407)
                                                                                     -----                 -----

        Net investment in impaired loans                                             $ 220                 2,066
                                                                                     =====                 =====

                                                                                                          (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

2. Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):


                                                                   Three Months Ended             Nine Months Ended
                                                                     September 30,                   September 30,
                                                                -----------------------        ----------------------
                                                                    1999           1998            1999          1998
                                                                    ----           ----            ----          ----
        Average investment in impaired loans                       $ 220          1,260             220         1,261
                                                                   =====         ======           =====        ======
        Interest income recognized on impaired
            loans                                                  $   -             19               -            92
                                                                   =====         ======           =====        ======
        Interest income received on impaired
            loans                                                  $   -             19               -            92
                                                                   =====         ======           =====        ======

     See note 5 for a discussion relating to the decrease in impaired loans at September 30, 1999.

3. Earnings Per Share. Earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, because there was no active trading market until June 12, 1998, for the Company's common stock, the average book value per share was used through that date. Average quoted market prices were used after June 12, 1998. For the three and nine months ended September 30, 1999 and 1998 outstanding stock options are considered dilutive securities for purposes of calculating diluted earnings per share. The following table presents the calculations of earnings per share ($ in thousands, except per share amounts).

                                                       Three Months Ended September 30,
                                 -----------------------------------------------------------------------------------
                                                     1999                                      1998
                                 ---------------------------------------   -----------------------------------------
                                  Earnings          Shares     Per Share    Earnings          Shares       Per Share
                                 (Numerator)     (Denominator)   Amount    (Numerator)     (Denominator)      Amount
                                 -----------     -------------   ------    -----------     -------------      ------
    Basic Earnings Per Share:
        Net earnings available
          to common
          stockholders              $ 262          2,139,107    $ .12         $ 107           2,257,631     $ .05
                                                                  ===                                         ===

    Effect of dilutive
      securities-
        Incremental shares
          from assumed
          exercise of
          options utilizing the
          treasury stock method                       12,322                                     40,547
                                                      ------                                     ------

    Diluted Earnings Per Share:
        Net earnings available
          to common
          stockholders
          and assumed
          conversions               $ 262          2,151,429    $ .12         $ 107           2,298,178     $ .05
                                      ===          =========      ===           ===           =========       ===

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

3.  Earnings Per Share, Continued

                                                         Nine Months Ended September 30,
                                 -----------------------------------------------------------------------------------
                                                     1999                                      1998
                                 ---------------------------------------   -----------------------------------------
                                  Earnings          Shares     Per Share    Earnings          Shares       Per Share
                                 (Numerator)     (Denominator)   Amount    (Numerator)     (Denominator)      Amount
                                 -----------     -------------   ------    -----------     -------------      ------
    Basic Earnings Per Share:
        Net earnings               $ 895                                       $ 720
        Less preferred
          stock dividends              -                                         (27)
                                   -----                                         ---
        Net earnings available
          to common
          stockholders               895           2,235,876    $ .40            693           1,678,214   $ .41
                                                                  ===                                        ===

    Effect of dilutive
      securities-
        Incremental shares
          from assumed
          exercise of
          options utilizing
          the treasury stock
          method                                      10,665                                      34,093
                                                 -----------                                  ----------

    Diluted Earnings Per Share:
        Net earnings available
          to common
          stockholders
          and assumed
          conversions              $ 895           2,246,541    $ .40          $ 693           1,712,307   $ .40
                                     ===           =========      ===            ===           =========     ===

4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 1999 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                         Regulatory
                                                                                            Actual       Requirement
                                                                                            ------       -----------
        Total capital to risk-weighted assets                                                 17.23%           8.00%
        Tier I capital to risk-weighted assets                                                16.26%           4.00%
        Tier I capital to total assets - leverage ratio                                       10.26%           4.00%

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

5. Other Events. In March of 1999 the Company entered into an agreement whereby the mortgage and note supporting a significant nonaccrual residential real estate loan were assigned without recourse. Net proceeds from the transaction reduced the Company's nonperforming assets by $1.2 million thus reducing the ratio of nonperforming loans and foreclosed real estate to total assets from 1.60% at December 31, 1998 to .62% at September 30, 1999.

6. New Branches. During March 1999, the Company signed a contract to purchase land for a branch site in Coral Springs, Florida. Construction is expected to begin during the fourth quarter of 1999 and the branch is expected to be open late in the first quarter of 2000.

7. Stock Repurchase Program. In May 1999, the Company's Board of Directors approved a Stock Repurchase Program ("SRP"). The SRP has been allocated $2.0 million and the Company has repurchased 188,400 shares in treasury stock. The Company's net cost was approximately $2.0 million through September 30, 1999. On June 25, 1999, the Company filed the appropriate notification with NASDAQ reducing the number of outstanding shares of common stock by more than five percent.

8. Dividend Policy. In May 1999, the Company's Board of Directors approved a dividend policy. On May 4, 1999, the Company declared a $.05 per share dividend to common stockholders as of May 15, 1999 which was paid on June 1, 1999 based on earnings of the Company during the three months ended March 31, 1999. On July 23, 1999, the Company declared an additional $.05 per share dividend to common stockholders as of August 17, 1999, which was paid on September 1, 1999 based on earnings of the Company during the three months ended June 30, 1999.

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

             Comparison of September 30, 1999 and December 31, 1998


Liquidity and Capital Resources
The Company's primary source of cash during the nine months ended September 30, 1999 was from a net increase in advances from Federal Home Loan Bank of $15.0 million and proceeds from the sale of securities of $17.1 million. Cash was used primarily for net loan originations of $18.3 million and the purchase of securities totaling $25.4 million. At September 30, 1999, the Company had outstanding commitments to originate loans of $14.5 million. Scheduled maturities of certificates of deposit due to mature in one year or less totaled $41.7 million. Management believes the Company has adequate resources to fund all of its commitments using available resources and that, if desired, certificates of deposit rates can be adjusted to attract deposits in a changing rate environment. At September 30, 1999, the Bank exceeded its regulatory liquidity requirements.

 The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                   Nine Months                     Nine Months
                                                                      Ended        Year Ended         Ended
                                                                   September 30,   December 31,    September 30,
                                                                        1999          1998            1998
                                                                   ------------    ------------   --------------
        Average equity as a percentage
           of average assets                                            13.33%           12.19%         11.34%

        Equity to total assets at end of period                         12.12%           14.28%         14.66%

        Return on average assets (1)                                      .60%             .61%           .57%

        Return on average equity (1)                                     4.49%            5.02%          5.05%

        Noninterest expense to average assets (1)                        3.33%            3.27%          3.25%

        Nonperforming loans and foreclosed real estate to
           total assets at end of period                                  .62%            1.60%          1.89%

------------------


        (1)  Annualized for the nine months ended September 30, 1999 and 1998.

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

                                                                  Three Months Ended September 30,
                                                   ------------------------------------------------------------------
                                                                  1999                              1998
                                                   ------------------------------------------------------------------
                                                                Interest    Average               Interest    Average
                                                      Average     and       Yield/       Average    and        Yield/
                                                      Balance   Dividends    Rate        Balance  Dividends    Rate
                                                      -------   ---------    ----        -------  ---------    ----
                                                                        ($ in Thousands)
Interest-earning assets:
   Loans                                            $ 148,524       3,186      8.58%   $ 118,368     2,614     8.83%
   Securities                                          44,683         624      5.59       53,851       773     5.74
   Other interest-earning assets (1)                    4,400          58      5.27        1,754        25     5.70
                                                    ---------     -------              ---------   -------

       Total interest-earning assets                  197,607       3,868      7.83      173,973     3,412     7.85
                                                                  -------                          -------

   Noninterest-earning assets (2)                       9,293                              8,021
                                                    ---------                          ---------

       Total assets                                 $ 206,900                          $ 181,994
                                                    =========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits                            12,016          45      1.50       11,079        41     1.48
   Money-market deposits                               40,556         387      3.82       41,303       468     4.53
   Time deposits                                       71,078         925      5.21       66,728       969     5.81
   Borrowings (3)                                      34,708         444      5.12       16,082       211     5.25
                                                     --------     -------                -------   -------

       Total interest-bearing liabilities             158,358       1,801      4.55      135,192     1,689     5.00
                                                                  -------                          -------

   Demand deposits                                     19,475                             16,633
   Noninterest-bearing liabilities                      3,591                              3,465
   Stockholders' equity                                25,476                             26,704
                                                    ---------                          ---------

       Total liabilities and  stockholders' equity  $ 206,900                          $ 181,994
                                                    =========                          =========

Net interest income                                               $ 2,067                          $ 1,723
                                                                  =======                            =====

Interest-rate spread (4)                                                       3.28%                           2.85%
                                                                               ====                            ====

Net interest margin (5)                                                        4.18%                           3.96%
                                                                               ====                            ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                  1.25                               1.29
                                                         ====                               ====

---------------------

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

                                                                      Nine Months Ended September 30,
                                                 ----------------------------------------------------------------------
                                                                 1999                               1998
                                                 ----------------------------------------------------------------------
                                                               Interest     Average               Interest    Average
                                                      Average    and         Yield/      Average     and       Yield/
                                                      Balance   Dividends    Rate        Balance   Dividends    Rate
                                                      -------   ---------    ----        -------   ---------    ----
                                                                        ($ in Thousands)
Interest-earning assets:
   Loans                                            $ 141,801       9,130      8.58%   $ 114,246     7,763       9.06%
   Securities                                          45,725       1,843      5.37       43,165     1,875       5.79
   Other interest-earning assets (1)                    2,102          80      5.07        1,352        57       5.62
                                                    ---------    --------              ---------    ------

       Total interest-earning assets                  189,628      11,053      7.77      158,763     9,695       8.14
                                                                 --------                           ------

   Noninterest-earning assets (2)                       9,649                              8,904
                                                    ---------                          ---------

       Total assets                                 $ 199,277                          $ 167,667
                                                    =========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits                            12,591         141      1.49       10,915       126       1.54
   Money-market deposits                               39,928       1,121      3.74       39,557     1,360       4.58
   Time deposits                                       68,462       2,682      5.22       66,852     2,880       5.74
   Borrowings (3)                                      29,256       1,102      5.02       12,018       481       5.34
                                                     --------    --------              ---------    ------

       Total interest-bearing liabilities             150,237       5,046      4.48      129,342     4,847       5.00
                                                                 --------                            -----

   Demand deposits                                     19,229                             15,465
   Noninterest-bearing liabilities                      3,242                              3,855
   Stockholders' equity                                26,569                             19,005
                                                    ---------                          ---------

       Total liabilities and  stockholders' equity  $ 199,277                          $ 167,667
                                                    =========                          =========

Net interest income                                              $  6,007                          $ 4,848
                                                                 ========                            =====

Interest-rate spread (4)                                                       3.29%                             3.14%
                                                                               ====                              ====

Net interest margin (5)                                                        4.22%                             4.07%
                                                                               ====                              ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                  1.26                               1.23
                                                         ====                               ====

----------------------

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Comparison of the Three Months Ended September 30, 1999 and 1998

Results of Operations:
    General. Net earnings for the three months ended September 30, 1999 were $262,000 or $.12 basic and diluted earnings per share compared to net earnings of $107,000 or $.05 basic and diluted earnings per share for the three months ended September 30, 1998. This increase in the Company's net earnings was primarily due to an increase in net interest income and a decrease in the provision for loan losses, partially offset by an increase in noninterest expense and a decrease in noninterest income.

    Interest Income and Expense. Interest income increased by $456,000, or 13.4% from $3.4 million for the three months ended September 30, 1998 to $3.9 million for the three months ended September 30, 1999. Interest income on loans increased $572,000, or 21.9% primarily due to an increase in the average loan portfolio balance from $118.4 million for the three months ended September 30, 1998 to $148.5 million for the comparable period in 1999, partially offset by a decrease in the average yield from 8.83% in 1998 to 8.58% in 1999.

    Interest expense on deposits decreased $121,000 or 8.2%, to $1.4 million for the three months ended September 30, 1999 from $1.5 million for the three months ended September 30, 1998. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 4.96% in 1998 to 4.39% in 1999, partially offset by a increase in the average balance of deposits from $119.1 million during 1998 to $123.7 million during 1999.

    Interest expense on borrowings increased $233,000 to $444,000 for the three months ended September 30, 1999 from $211,000 for the three months ended September 30, 1998. Interest expense on borrowings increased due to a increase in the average balance from $16.1 million to $34.7 million for three months ended September 30, 1998 compared to the same period in 1999, partially offset by a decrease in the average rate paid of borrowings from 5.25% to 5.12% over the same period.

    Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $165,000 for the three months ended September 30, 1999 compared to $630,000 for the comparable period in 1998. This decrease was due to a decrease in net charge-offs from $452,000 in 1998 compared to $149,000 over the same period in 1999. The increase in net charge-offs in 1998 relate to one loan of which $440,000 was charged-off. Management believes the balance in the allowance for loan losses of $1.3 million at September 30, 1999 is adequate.

    Noninterest Income. Noninterest income decreased $222,000 primarily due to decreases of $162,000 in net realized gains on sale of securities and $58,000 in net gains from sale of loans for the three months ended September 30, 1999 when compared to the same period in 1998.

    Noninterest Expenses. Noninterest expenses increased $343,000 over the three month period from the previous year, primarily due to increases in salaries and employee benefits of $136,000, occupancy expense of $51,000 and professional fees of $64,000 relating to the overall growth of the Company.

    Provision for Income Taxes. The income tax provision for the three months ended September 30, 1999 was $154,000 (an effective rate of 37.0%) compared to $65,000 (an effective rate of 37.8%) for the comparable 1998 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

         Comparison of the Nine Months Ended September 30, 1999 and 1998


Results of Operations:
    General. Net earnings for the nine months ended September 30, 1999 were $895,000 or $.40 basic and diluted earnings per share compared to net earnings of $720,000 or $.41 basic earnings per share ($.40 diluted earnings per share) for the nine months ended September 30, 1998. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

    Interest Income and Expense. Interest income increased by $1.4 million or 14.0% from $9.7 million for the nine months ended September 30, 1998 to $11.1 million for the nine months ended September 30, 1999. Interest income on loans increased $1.4 million, or 17.6% primarily due to an increase in the average loan portfolio balance of $27.6 million from $114.2 million for the nine months ended September 30, 1998 to $141.8 million for the comparable period in 1999, partially offset by a decrease in the average yield from 9.06% in 1998 to 8.58% in 1999.

    Interest expense on deposits decreased $422,000, or 9.7% from $4.4 million for the nine months ended September 30, 1998 to $3.9 million for the nine months ended September 30, 1999. Interest expense on deposits decreased due to a decrease in the weighted average rate paid from 4.96% in 1998 to 4.34% in 1999, partially offset by an increase in the average balance, from $117.3 million in 1998 to $121.0 million in 1999.

    Interest expense on borrowings increased $621,000 to $1.1 million for the nine months ended September 30, 1999 from $481,000 for the nine months ended September 30, 1998. Interest expense on borrowings increased due to a increase in the average balance from $12.0 million during 1998 to $29.3 million during 1999, partially offset by a decrease in the weighted-average rate paid from 5.34% for the nine months ended September 30, 1998 to 5.02% for the same period in 1999.

    Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision decreased from $795,000 for the nine months ended September 30, 1998 to $475,000 for the nine months ended September 30, 1999. The decrease was due to net charge-offs of $256,000 in 1999 compared to $482,000 over the same period in 1998. The increase in net charge-offs in 1998 related to one loan of which $440,000 was charged-off. Management believes the balance in the allowance for loan losses of $1.3 million at September 30, 1999 is adequate.

    Noninterest Income. Noninterest income decreased $332,000 primarily due to decreases of $126,000 on net realized gains on sales of securities and $126,000 in net gains from sale of loans during the nine months ended September 30, 1999 when compared to the comparable period in 1998.

    Noninterest Expense. Noninterest expense increased $862,000 for the nine months ended September 30, 1999 compared to the same period in 1998 primarily due to increases of $330,000 in salaries and employee benefits, occupancy expense of $98,000, professional fees of $139,000 and other noninterest expense of $214,000 relating to the overall growth of the Company.

    Provision for Income Taxes. The income tax provision for the nine months ended September 30, 1999 was $526,000 (an effective rate of 37.0%) compared to $416,000 (an effective rate of 36.6%) for the comparable 1998 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                Year 2000 Issues



    Management of the Holding Company is acutely aware of the Year 2000 issue and has an ongoing program designed to ensure that its operational and financial systems, and those of its commercial bank subsidiary, will not be adversely affected by Year 2000 software failures, due to processing errors arising from calculations using the Year 2000 date. The Bank's Data Processing Steering Committee has been assigned the Year 2000 compliance issue. The Committee meets quarterly or as needed to assess the extent to which the Bank and its outside vendors may be adversely affected by the Year 2000 problem system failures. The Committee has prepared and is responsible for monitoring the Vendor Status Report which identifies the vendors and equipment that have been determined to be Year 2000 sensitive. As of September 30, 1999, the Bank had received written assurances from all of the materially significant companies listed on the Vendor Status Report indicating that their systems are Year 2000 compliant.

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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits (numbered in accordance with Item 601 of Regulation S-B)

       27.  Financial Data Schedule (for SEC use only)

(b) On October 20, 1999, the Company filed a Form 8-K. The filing increased the authorized amount of capital to be used for the stock repurchase program to $3,000,000 and announced the declaration of a $.05 dividend for the quarter ending September 30, 1999.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     POINTE FINANCIAL CORPORATION
                                     (Registrant)







Date:  October 25, 1999              By:  /s/ R. Carl Palmer, Jr.
      -------------------------          ---------------------------------------
                                         R. Carl Palmer, Jr., President and
                                         Chief Executive Officer




Date:  October 25, 1999              By:  /s/ Bradley R. Meredith
      -------------------------          ---------------------------------------
                                         Bradley R. Meredith, Senior Vice
                                         President and Chief Financial Officer