Form 10-K
period 1999-12-31
POINTE FINANCIAL CORP
filed 2000-02-23
CIK 917331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                         Commission File Number 0-24433
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

                          Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average bid and asked prices as quoted on the NASDAQ Stock Market on February 15, 2000, was $12,267,997.*

         The Registrant had 2,013,018 shares of Common Stock outstanding on February 15, 2000.

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

                                      INDEX
PART I                                                                                              Page

Item I.  Description of Business

               Business                                                                              3
               Forward-Looking Statements                                                            3
               Market Area and Competition                                                           3
               Market Risk                                                                           4
               Employees                                                                             4
               Year 2000 Compliance                                                                  4

Item 2.  Properties                                                                                  5

Item 3.  Legal Proceedings                                                                           5

Item 4.  Submission of Matters to a Vote of Security Holders                                         5


PART II

Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters                                                                   6

Item 6.  Selected Financial Data                                                                   7-8

Item 7.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                                              9-26

Item 7A. Quantitative and Qualitative Disclosure About Market Risk                                  27

Item 8.  Financial Statements and Supplementary Data (See Index - Page 27)                          27

Item 9.  Change In and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                      28

PART III

Item 10. Directors and Executive Officers of the Registrant                                      28-29

Item 11. Executive Compensation                                                                     29

Item 12. Security Ownership of Certain Beneficial Owners and Management                             29

Item 13. Certain Relationships and Related Transactions                                             29

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                            30

Supplemental Information                                                                            32

SIGNATURES                                                                                          32

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
Business

Pointe Financial Corporation, a Florida corporation, is a Bank Holding company headquartered in Boca Raton. Pointe Financial Corporation's ("Pointe" or the "Company") fundamental business consists of operating its commercial bank subsidiary, Pointe Bank ("the Bank"), a Florida state chartered commercial bank. At December 31, 1999, the Company has total assets of $213.656 million and stockholders equity of $24.583 million.

The Company was incorporated under the laws of the State of Florida on September 29, 1993 for the dual purpose of serving as a holding company for Pointe Federal Savings Bank, a federally chartered thrift (the "Thrift"), and to facilitate the acquisition of the Bank, then known as Flamingo Bank, in mid-1994. Both the Bank and the Thrift were established in the mid-1980's. The Thrift, headquartered in Boca Raton, had been a mortgage banking thrift highly focused on residential mortgage lending. The Bank had focused on small business commercial lending, with emphasis on originating Small Business Administration ("SBA") guaranteed loans. The Company streamlined its operations through the merger in April 1997 of the Thrift into the Bank. After the acquisition of the Bank in mid-1994, the Company had been both a bank holding company (subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and a thrift holding company (subject to regulation by the Office of Thrift Supervision (the "OTS"). This was a very complex regulatory environment for the Company. As a result of the merger of the Thrift into the Bank, the Company is no longer subject to regulation by the OTS, thus the merger allowed the Company to alleviate some of its regulatory burdens without negatively impacting its ability to service its customers. On June 12, 1998 the Company completed its initial public offering issuing 869,565 shares of its common stock. The proceeds totaled $12.076 million of which $6.000 million was invested in its bank subsidiary, Pointe Bank, the remainder was retained by the Company for general corporate purposes.

The Company's principal business, conducted through the Bank, is making commercial, consumer and real estate loans. Attracting deposits from the general public, along with utilizing Federal Home Loan Bank advances and other borrowings are the primary sources of funds used to make these loans, and to a lesser extent, purchase security investments. The Bank conducts business through its five full service facilities located in Palm Beach, Broward and Miami-Dade counties. At December 31, 1999, the Bank had total assets of $213.480 million and stockholders' equity of $21.188 million. The Company derives revenues principally from interest income earned on loans and securities, fee income associated with loans serviced and originated, service charges on depository accounts, and the sale of assets designated as available for sale.

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

Market Area and Competition

The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank's deposit gathering and lending markets are primarily concentrated in the communities surrounding its full service offices located in Miami-Dade, Broward and Palm Beach counties in south Florida. The Company competes with other commercial and savings banks, savings and loan associations, credit unions, finance companies, mutual funds, brokerage and investment banking firms, asset-based nonbank lenders and certain other nonfinancial institutions, including certain governmental organizations which may offer subsidized financing at lower rates than those offered by the Bank. Recently, the Bank has also experienced competition from out-of-state organizations, which offer premium deposit rates to offset their lack of physical locations in the market area. Many non-bank competitors also actively seek a share of deposit business and some brokerage houses compete directly for small business loans. In addition, many financial institutions formerly independent and operating in South Florida have recently been acquired by larger institutions headquartered out of state. The consolidation of the financial services industry has created opportunities and challenges for Pointe. Mergers among institutions have disrupted many customer relationships and created opportunities for the Bank to acquire new customers. The Bank's objective is to compete for deposits and loans by offering the customers a higher level of personal service, together with a wide range of products offered at competitive rates. Management continues to evaluate market needs and products to meet those needs, which would also allow Pointe to control the growth of its assets and liabilities.

Market Risk

Market risk is the uncertainty of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 9 of Notes to Consolidated Financial Statements.

The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk. However, a sudden and substantial increase or decrease in interest rates may impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

Employees

As of December 31, 1999, the Company employed 71 employees of which 67 were full-time and 4 were part-time, including four executive officers. The Company's employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be excellent. The Company provides employees with benefits customary in the banking industry, which include major medical insurance, group term life insurance, dental insurance, long term disability insurance, a 401(k) plan, and vacation and sick leave.

Year 2000 Compliance

The Company's operating and financial systems have been found to be compliant with the year 2000 issue. The "Y2K problem" has not adversely affected the Company's operations nor does management expect that it will. However, the Company has not determined what effect it has had on its customers and vendors, if any. The most significant vendor to the Bank, which provides the software support for the in-house system, Information Technology, Inc., has proven compliant.

ITEM 2.  PROPERTIES

The Bank conducts its business through its main office and four branch offices. The following table sets forth certain information regarding the Bank's office properties:

                                                                                                Book Value
                                                                                               Of Leasehold
                                                                                               Improvements
                                      Date                                   Book             and Furniture
                                    Acquired/      Lease Expiration      Value of Land         Fixtures and
                                     Leased              and            And building at        Equipment at         Square
Location                       December 31, 1999    Renewal Terms      December 31, 1999     December 31, 1999      Footage
--------                       -----------------    -------------      -----------------     -----------------      -------
Main Office (1)                                                      (Dollars in thousands)
21845 Powerline Road                                08/31/2002
Boca Raton, Florida 33433           1992            1 - 5 year period          $ --                $  709            18,929

Pembroke Pines (1)
One S.W. 129th Avenue                               02/28/2006
Pembroke Pines, Florida 33027       1994                --                       --                   127             5,719


Aventura (1)
2690 N.E. 203rd Street                              02/28/2000
Aventura, Florida 33180             1995            1 - 5 year period            --                    34             3,050

Boca Raton
19645 State Road 7
Boca Raton, Florida 33498           1998                --                      553                   118             3,200

Ocean Ridge (1)                     1999            05/31/2004                                        103             2,500
5112 N. Ocean Boulevard                             1 - 5 year period
Ocean Ridge, Florida 33435

Future branch location:
SR7 and Wiles Road                  1999                                        581
(NW corner)

(1) Leased branch office

During 1999, the Company purchased vacant land for a branch site in Coral Springs, Florida. Construction is expected to begin during the first quarter of 2000.

The Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 1999, such equipment had a net book value of $330,000, included in the above numbers.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 1999, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price and Dividends

(a) The common stock of the Company, par value $.01 per share, has been traded on the Nasdaq National Market System under the symbol "PNTE" since June 12, 1998. Prior to June 12, 1998 there was no established public trading market for the Company's common stock. The following table sets forth the high and low bids for the common stock for the periods indicated as reported by Nasdaq.

                                                      Year Ended
                                               --------------------------
                                          December 31 1999    December 31, 1998
                                          -------------------------------------
                                            High     Low        High     Low
                                            ----     ---        ----     ---

          Quarter ended March 31          $12.250   9.750      $   N/A     N/A
          Quarter ended June 30            11.250   9.375       15.875  14.625
          Quarter ended September 30       11.250  10.313       15.375  11.375
          Quarter ended December 31        10.563   7.250       11.000   7.625

Currently the Company has seven market makers in its common stock:
          Keefe, Bruyette & Woods, Inc.                Instinet Corporation
          Advest, Inc.                                 B-Trade Services LLC
          Spear, Leeds & Kellogg                       Archipelago, LLC
          McConnell Budd & Downes

As of December 31, 1999 there were 2,013,018 common shares issued and outstanding held by approximately 152 shareholders of record and 258 non-objecting beneficial shareholders, not including persons or entities where stock is held in nominee or "street" name through various brokerage firms or banks.

The following table sets forth cash dividends paid during 1999. There were no dividends paid on the Company's common stock in 1998.

                    Quarter Ended                     Dividend
                    -------------                     --------
                    March 31                           $    -
                    June 30                            $  .05
                    September 30                       $  .05
                    December 31                        $  .05

Future payments of dividends are subject to determination and declaration by the Board of Directors. See Note 18 to the Audited Consolidated Financial Statements for discussion of restrictions on dividend payments.

ITEM 6.    SELECTED FINANCIAL DATA
                             SELECTED FINANCIAL DATA
                (Dollars in thousands, except per share figures)

                                                                             At December 31,
                                                      --------------------------------------------------------------
                                                        1999           1998          1997         1996         1995
                                                        ----           ----          ----         ----         ----
Cash and cash equivalents                            $  6,909          3,471        2,575        6,663        10,212
Securities                                             48,389         52,989       32,079       42,790        48,542
Loans                                                 150,852        128,005      105,653       90,973       104,677
Loans held for sale                                     2,696            617        4,443        4,396        18,561
All other assets                                        4,810          4,193        3,090        6,436        11,415
                                                     --------       --------     --------     --------      --------

    Total assets                                     $213,656        189,275      147,840      151,258       193,407
                                                     ========       ========     ========     ========      ========

Deposits                                              146,176        141,212      124,995      112,498       142,673
Other borrowings                                       40,454         18,446        6,191       23,746        33,215
All other liabilities                                   2,443          2,582        2,809        2,593         5,005
Stockholders' equity                                   24,583         27,035       13,845       12,421        12,514
                                                     --------       --------     --------     --------      --------

    Total liabilities and stockholders' equity       $213,656        189,275      147,840      151,258       193,407
                                                     ========       ========     ========     ========      ========

                                                                          Year Ended December 31,
                                                      --------------------------------------------------------------
                                                        1999           1998          1997         1996         1995
                                                        ----           ----          ----         ----         ----

Total interest income                                $ 15,044         13,113       11,932       12,186        14,690
Total interest expense                                  6,904          6,498        6,329        7,616         9,919
                                                     --------       --------     --------     --------      --------


Net interest income                                     8,140          6,615        5,603        4,570         4,771
Provision for loan losses                                 610            950           80          185           336
                                                     --------       --------     --------     --------      --------

Net interest income after provision
    for loan losses                                     7,530          5,665        5,523        4,385         4,435

Noninterest income                                      1,131          1,650        1,412        2,434         1,922
Noninterest expense                                     6,720          5,631        5,471        6,847         7,360
SAIF recapitalization assessment (1)                     --             --           --            926          --
                                                     --------       --------     --------     --------      --------

Earnings (loss) before income taxes                     1,941          1,684        1,464         (954)       (1,003)

Income taxes (benefit)                                    718            631          550         (355)         (376)
                                                     --------       --------     --------     --------      --------

Net earnings (loss)                                  $  1,223          1,053          914         (599)         (627)
                                                     ========       ========     ========     ========      ========

Earnings (loss) per share (2):
    Basic                                            $    .56            .56          .68         (.52)         (.51)
                                                     ========       ========     ========     ========      ========

    Diluted                                          $    .56            .55          .62         (.52)         (.51)
                                                     ========       ========     ========     ========      ========

Without SAIF Assessment (1)
Net earnings (loss)                                  $  1,223          1,053          914          (18)         (627)
                                                     ========       ========     ========     ========      ========
Earnings (loss) per common share - basic (2)         $    .56            .56          .68         (.01)         (.51)
                                                     ========       ========     ========     ========      ========
Earnings (loss) per common share - diluted (2)       $    .56            .55          .62         (.01)         (.51)
                                                     ========       ========     ========     ========      ========


                (Dollars in thousands, except per share figures)

                                                                               At or For the
                                                                           Year Ended December 31,
                                                          -----------------------------------------------------------
                                                           1999          1998         1997         1996         1995
                                                           ----          ----         ----         ----         ----
For the Period:
Return on average assets........................            .60%         .61%         .60%        (.38%)      (.31%)
Return on average equity........................           4.67%        5.02%        7.04%       (5.20%)     (5.01%)
Average equity to average assets................          12.95%       12.19%        8.59%        7.26%       6.23%
Interest rate spread during the
    period (3)..................................           3.30%        3.10%        3.30%        2.83%       2.25%
Net interest margin.............................           4.22%        4.05%        3.93%        3.19%       2.53%
Noninterest income to average assets............            .56%         .96%         .93%        1.53%        .96%
Noninterest expense to average assets...........           3.32%        3.27%        3.62%        4.90%       3.66%
Efficiency ratio................................          72.78%       70.68%       78.31%      112.42%     109.98%

At the End of the Period:
Ratio of average interest-earning assets to
    average interest-bearing liabilities                   1.26         1.24         1.14         1.07        1.05
Nonperforming loans, and foreclosed real
    estate as a percentage of total assets......            .83%        1.60%        1.76%        1.15%       1.15%
Allowance for loan losses as a percentage
    of total loans..............................            .87%         .83%         .80%         .85%        .79%
Allowance for loan losses as a percentage
    of nonperforming loans                                87.45%       40.19%       33.97%       52.97%      37.74%
Total number of offices                                       5            3            3             3           3
Full-service banking offices....................              5            3            3             3           3
Total shares outstanding at
    end of period (2)                                 2,013,018    2,266,972    1,247,592     1,219,092   1,219,092
Book value per share (2)........................      $   12.21        11.93        10.23         9.54       10.27


-----------------
(1) The Bank was subject to a one-time special assessment that was paid by all financial institutions insured by the SAIF in 1996. The Bank's pre-tax assessment was $926,000 ($581,000 after taxes).
(2) All per share information is presented to reflect a three-for-two stock split effective February 1998. The per share information also reflects the consummation of an initial public offering issuing 869,565 shares of common stock on June 12, 1998.
(3) Difference between weighted-average yield on all interest-earning assets and weighted-average rate on all interest-bearing liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Pointe Financial Corporation (the "Company") owns 100% of the outstanding stock of Pointe Bank (the "Bank"). The Bank is a State (Florida) chartered commercial bank. The Bank, through five banking offices, provides a wide range of banking services to individuals and businesses located primarily in South Florida. The Company's only business activities are the operations of the Bank and Pointe Financial Services, an inactive subsidiary.

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

At December 31, 1999, the Company had total consolidated assets of $213.656 million, an increase of $24.381 million or 12.9% over total assets of $189.275 million at December 31, 1998. The preponderance of asset growth is reflected in the loans receivable ending December 31, 1999 at $153.548 million, an increase of $24.926 million or 19.4% over December 31, 1998, $128.622 million. The Company's portfolio of securities decreased $5.118 million or 10.0% to $46.157 million as of December 31, 1999 from $51.275 million as of December 31, 1998. The Bank's deposits increased to $146.176 million as of December 31, 1999 from $141.212 million as of December 31, 1998, a 3.5% increase. The Company had consolidated net earnings of $1.223 million or earnings per basic and diluted share of $.56 for the year ended December 31, 1999 compared to a consolidated net earnings of $1.053 million or $.56 basic earnings per share ($.55 diluted earnings per share for 1998).

Regulation and Legislation

As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Florida Department of Banking and Finance ("Florida DBF"), the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC"). The Bank files reports with the Florida DBF and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations and inspections are performed by the Florida DBF and the Federal Reserve Board to monitor the Bank's compliance with the various regulatory requirements.

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

                                                                               At December 31,
                                                           ----------------------------------------------------------
                                                           1999         1998       1997            1996         1995
                                                           ----         ----       ----            ----         ----
                                                                            (Dollars in thousands)
Nonaccrual loans:
   Residential real estate                                 $  294        1,376      1,918          1,282        1,573
   Commercial real estate                                    --           --         --             --            302
   Commercial                                               1,228        1,306        577            182          351
   Consumer and other                                        --           --            1              3         --
                                                           ------       ------     ------         ------       ------

       Total nonaccrual loans                              $1,522        2,682      2,496          1,467        2,226
                                                           ------       ------     ------         ------       ------

       Total nonperforming loans                           $1,522        2,682      2,496          1,467        2,226
                                                           ------       ------     ------         ------       ------

       Total nonperforming loans to total loans              1.00%        2.08%      2.34%          1.60%        2.09%
                                                           ======       ======     ======         ======       ======

Foreclosed real estate-
   Real estate acquired by foreclosure or deed
     in lieu of foreclosure                                   257          353        105            270         --
                                                           ------       ------     ------         ------       ------

       Total nonperforming loans and foreclosed
       real estate                                         $1,779        3,035      2,601          1,737        2,226
                                                           ======       ======     ======         ======       ======
       Total nonperforming and foreclosed real estate
       to total assets                                        .83%        1.60%      1.76%          1.15%        1.15%
                                                           ======       ======     ======         ======       ======

Interest income that would have been recorded under the original terms of nonaccrual loans and the interest income actually recognized are summarized below:

                                                                            Year Ended December 31,
                                                          ----------------------------------------------------------
                                                           1999         1998        1997           1996         1995
                                                           ----         ----        ----           ----         ----
                                                                              (In thousands)

   Interest income that would have been recognized....     $  169         302         343            200          203
   Interest income recognized.........................         42         146         123              3          103
                                                            -----         ---         ---           ----          ---

   Interest income forgone............................     $  127         156         220            197          100
                                                           ======       ======     ======         ======       ======


The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated:

                                                                                 Year Ended December 31,
                                                     ------------------------------------------------------------------------------
                                                       1999              1998             1997             1996             1995
                                                       ----              ----             ----             ----             ----
                                                                             (Dollars in thousands)
Average loans outstanding ....................       $ 143,882           116,499          102,315           96,307          129,431
                                                     =========         =========        =========        =========        =========

Allowance at beginning of year ...............           1,078               848              777              840              528
                                                     ---------         ---------        ---------        ---------        ---------

Charge-offs:
     Residential real estate .................            --                --               --                 (2)             (27)
     Commercial ..............................            (335)             (682)             (48)            (238)            --
     Consumer and other ......................             (26)              (40)             (10)              (8)              (2)
                                                     ---------         ---------        ---------        ---------        ---------

         Total loans charged-off .............            (361)             (722)             (58)            (248)             (29)
                                                     ---------         ---------        ---------        ---------        ---------

Recoveries ...................................               4                 2               49             --                  5
                                                     ---------         ---------        ---------        ---------        ---------

Net charge-offs ..............................            (357)             (720)              (9)            (248)             (24)
                                                     ---------         ---------        ---------        ---------        ---------

Provision for loan losses charged
     to operating expenses ...................             610               950               80              185              336
                                                     ---------         ---------        ---------        ---------        ---------

Allowance at end of year .....................       $   1,331             1,078              848              777              840
                                                     =========         =========        =========        =========        =========

Net charge-offs to
     average loans outstanding ...............             .25%              .62              .01              .25              .02
                                                     =========         =========        =========        =========        =========
Allowance as a percent of total
     loans ...................................             .87%              .83              .80              .85              .79
                                                     =========         =========        =========        =========        =========
Allowance as a percentage of
     nonperforming loans .....................           87.45%            40.19            33.97            52.97            37.74
                                                     =========         =========        =========        =========        =========

Total loans at end of year ...................       $ 152,349           129,156          106,659           91,925          106,315
                                                     =========         =========        =========        =========        =========

In the Company's $1.522 million of non-performing loans $537,000 are partially guaranteed by the United States Small Business Administration. The guaranteed portion of such loans totals $437,000. In the first quarter of 1999, the Company entered into an agreement whereby a mortgage and note supporting a $1.2 million credit was assigned without recourse, reducing the non-performing loans to total loans ratio. The provision for loan losses for the year ended December 31, 1999, was $610,000 as compared to $950,000 for the year ended December 31, 1998. The Company continues to make significant provisions for loan losses. The loan portfolio's credit quality during 1999 did not necessitate the significant provision for loan losses as was experienced in 1998. During 1998, the $950,000 provision for loan losses related to two commercial loans, one charged off and the other written down 50% through the loan loss reserve. The Company has historically had strong asset quality as evidenced by the low percentage of net charge-offs to average loans outstanding over the last five years of .23%. Management believes that the allowance for loan losses of $1.331 million is adequate at December 31, 1999.

The following table presents information regarding the Bank's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans:

                                                                   At December 31,
                            -----------------------------------------------------------------------------------------------
                                  1999              1998               1997                1996                  1995
                            --------------   -----------------   ----------------   ------------------    -----------------
                                      % of                % of               % of              % of                    % of
                            Amount   Loans to   Amount   Loans to  Amount  Loans to  Amount   Loans to    Amount     Loans to
                              of      Total       of      Total     of       Total     of      Total        of        Total
                           Allowance  Loans   Allowance   Loans   Allowance  Loans  Allowance  Loans     Allowance    Loans
                           ---------  -----   ---------   -----   ---------  -----  ---------  -----     ---------    -----
                                                               (Dollars in thousands)
Commercial loans ..........  $ 791    22.35%   $  641     16.64%   $ 158      18.59%  $ 135    18.18%     $  122      14.48%
Commercial real
  estate loans ............    295     16.84      213     16.19      140      16.53      88    11.85          20       2.42
Residential real
  estate loans ............    100     53.05      109     59.56      492      57.97     525    66.05         687      81.81
Consumer and other
  loans ...................    145      7.76      115      7.61       58       6.91      29     3.92          11       1.29
                             -----    ------   ------    ------    -----     ------   -----   ------      ------     ------
  Total allowance
        for loan
        losses ............ $1,331    100.00%  $1,078    100.00%   $ 848     100.00%  $ 777   100.00%     $  840     100.00%
                            ======    ======   ======    ======    =====     ======   =====   ======      ======     ======

Management evaluates currently available information in order to establish the allocation of the allowance for loan losses. Future adjustments to the allowance may be necessary if conditions change in the portfolio. Among these changes are risk characteristics of the loan portfolio, the quality of specific loans, the level of nonaccruing loans, current economic conditions, trends in delinquencies or charge-offs and the value of underlying collateral, all of which are subject to change. Management believes that the allowance for loan losses of $1.331 million is adequate at December 31, 1999.

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

                                                        Year Ended December 31,
                                    ----------------------------------------------------------------------
                                               1999                               1998
                                    ----------------------------------------------------------------------
                                             Interest      Average               Interest     Average
                                    Average     and        Yield/      Average     and         Yield/
                                    Balance  Dividends      Rate       Balance   Dividends      Rate
                                    -------  ---------      ----       -------   ---------      ----
                                                                       (Dollars in thousands)
Interest-earning assets:
   Loans .......................   $143,882     12,361        8.59%   $116,499       10,459        8.98%
   Securities ..................     46,943      2,581        5.50      45,634        2,581        5.66
   Other interest-earning
     assets (1) ................      1,981        102        5.15       1,313           73        5.56
                                   --------   --------   ---------    --------   ---------     --------
       Total interest-earning
          assets ...............    192,806     15,044        7.80     163,446       13,113        8.02
                                   --------   --------   ---------    --------   ---------     --------
Noninterest-earning
         assets (2) ............      9,471                              8,642                    8,609
                                   --------                           --------                 --------

       Total assets ............   $202,277                           $172,088                 $151,209
                                   ========                           ========                 ========

Interest-bearing liabilities:
   Savings and NOW deposits ....   $ 12,826        191        1.49      11,147         170         1.53
   Money-market deposits .......     40,103      1,510        3.77      39,822       1,748         4.39
   Time deposits ...............     69,447      3,630        5.23      67,135       3,841         5.72
   Borrowings ..................     31,086      1,573        5.06      14,055         739         5.26
                                   --------   --------                --------   ---------

          Total interest-bearing
              liabilities ......    153,462      6,904        4.50     132,159       6,498         4.92
                                                                                 ---------

Demand deposits ................     19,619                             15,730
Noninterest-bearing liabilities       3,003                              3,216
Stockholders' equity ...........     26,193                             20,983
                                   --------                          ---------

          Total liabilities and
              stockholders'
              equity ...........   $202,277                           $172,088
                                   ========                          =========

Net interest income ............              $  8,140                             $ 6,615
                                              ========                             =======

Interest-rate spread (3) .......                              3.30%                                3.10%
                                                             =====                                =====

Net interest margin (4) ........                              4.22%                                4.05%
                                                             =====                                =====

Ratio of average interest-
   earning assets to
   average interest-
   bearing liabilities .........           1.26                           1.24
                                          =====                         ======

----------------------------------------------------------------------------------------------------------

[RESTUBBED TABLE]

                                             Year Ended December 31,
                                        ---------------------------------
                                                      1997
                                        ---------------------------------
                                                    Interest      Average
                                          Average      and         Yield/
                                          Balance   Dividends       Rate
                                          -------   ---------       ----

Interest-earning assets:
   Loans .......................          $102,315       9,427       9.21%
   Securities ..................            38,200       2,402       6.29
   Other interest-earning
     assets (1) ................             2,085         103       4.94
                                          --------   ---------      -----
       Total interest-earning
          assets ...............          $142,600      11,932       8.37
                                          --------   ---------      -----
Noninterest-earning
         assets (2) ............


       Total assets ............


Interest-bearing liabilities:
   Savings and NOW deposits ....          $ 10,278         203       1.98
   Money-market deposits .......            37,457       1,731       4.62
   Time deposits ...............            60,273       3,434       5.70
   Borrowings ..................            16,879         961       5.69
                                          --------   ---------

          Total interest-bearing
              liabilities ......           124,887       6,329       5.07
                                                     ---------

Demand deposits ................            11,369
Noninterest-bearing liabilities              1,971
Stockholders' equity ...........            12,982
                                         ---------

          Total liabilities and
              stockholders'
              equity ...........          $151,209
                                         =========

Net interest income ............                     $   5,603
                                                     =========

Interest-rate spread (3) .......                                      3.30%
                                                                    ======

Net interest margin (4) ........                                      3.93%
                                                                    ======

Ratio of average interest-
   earning assets to
   average interest-
   bearing liabilities .........              1.14
                                            ======

--------------------------------------------------------------------------------

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

                                                                                        Year Ended December 31,
                                                                                              1999 vs. 1998
                                                                                ---------------------------------------
                                                                                        Increase (Decrease) Due to
                                                                                ---------------------------------------
                                                                                                      Rate/
                                                                                  Rate    Volume     Volume     Total
                                                                                             (In thousands)
Interest earning assets:
    Loans ...................................................................   $ (454)     2,459      (103)    1,902
    Securities...............................................................      (73)        74        (1)        0
    Other interest-earning assets............................................       (5)        37        (3)       29
                                                                                -------   -------    -------   ------

      Total..................................................................     (532)     2,570      (107)    1,931
                                                                                 ------     -----     ------    -----
Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits...............................................       (4)        26        (1)       21
      Money-market deposits..................................................     (247)        12        (3)     (238)
      Time deposits..........................................................     (329)       132       (14)     (211)
    Other borrowings.........................................................      (28)       896       (34)      834
                                                                                 ------    ------     ------   ------

      Total..................................................................     (608)     1,066       (52)      406
                                                                                 ------     -----     ------    ------

Net change in net interest income............................................   $     76    1,504       (55)    1,525
                                                                                  ======    =====     ======    ======

                                                                                        Year Ended December 31,
                                                                                              1998 vs. 1997
                                                                                ---------------------------------------
                                                                                        Increase (Decrease) Due to
                                                                                ---------------------------------------
                                                                                                      Rate/
                                                                                  Rate    Volume     Volume     Total
                                                                                             (In thousands)

Interest earning assets:
    Loans....................................................................   $ (235)     1,306       (39)    1,032
    Securities...............................................................     (241)       467       (47)      179
    Other interest-earning assets............................................       13        (38)       (5)      (30)
                                                                                ------        ----    ------     -----

      Total..................................................................     (463)     1,735       (91)    1,181
                                                                                   ---      -----      -----   ------
Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits...............................................      (46)        17        (4)      (33)
      Money-market deposits..................................................      (87)       109        (5)       17
      Time deposits..........................................................       12        391         4       407
    Other borrowings.........................................................      (73)      (161)       12      (222)
                                                                                   ----      -----      ---     ------

      Total..................................................................     (194)       356         7       169
                                                                                  -----     -----       ---     -----

Net change in net interest income............................................   $ (269)     1,379       (98)    1,012
                                                                                  =====     =====       ====    =====


Liquidity and Capital Resources

A Florida chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as determined by the rules of the Florida DBF, such as federal funds sold and United States securities or securities guaranteed by the United States or agencies thereof. As of December 31, 1999 and December 31, 1998, the Bank had liquidity of approximately $33.551 million and $40.332 million, or approximately 24.72% and 29.31% of total deposits combined with borrowings, respectively.

During the year ended December 31, 1999, the Company's primary sources of funds consisted of principal payments on loans and securities, from sales and maturities of securities, net increases in deposits, increase in Federal Home Loan Bank advances and net cash flows from operating activities. The Company used its capital resources principally to purchase securities and fund existing and continuing loan commitments. At December 31, 1999, the Company had commitments to originate loans totaling $11.522 million. Scheduled maturities of certificates of deposit during the 12 months following December 31, 1999 totaled $49.400 million. Management believes the Company has adequate resources to fund all of its commitments, that substantially all of its existing commitments will be funded within the next twelve months and, if so desired, that it can adjust the rates on certificates of deposit to attract deposits in a changing interest-rate environment.

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

                                                                    After One Year
                                                 One Year or Less     to Five Year     After Five Years         Total
                                                 ----------------     ------------     ----------------         -----
                                                Carrying  Average  Carrying  Average  Carrying   Average  Carrying Average
                                                 Value     Yield    Value     Yield     Value     Yield     Value   Yield
                                                 -----     -----    -----     -----     -----     -----     -----   -----
At December 31, 1999:
   U.S. Government agency
     securities..........................         $   -        -  % $14,947     5.95%  $   -       -   %    $14,947   5.95%
   U.S. Treasury securities..............          5,000    5.92      8,851     5.52       -       -         13,851   5.66
   Mortgage-backed securities............            252    6.82      2,345     6.70     10,712    6.18      13,309   6.28
   Mutual funds..........................          3,875    5.28      -          -        -         -         3,875   5.28
   Other.................................             25    7.75         50     7.69        100    6.50         175   7.02
                                                --------    ----    -------     ----     ------    ----     -------   ----

   Total.................................        $ 9,152    5.68%   $26,193     5.87%   $10,812    6.19%    $46,157   5.90%
                                                   =====    ====     ======     ====     ======    ====      ======   ====

At December 31, 1998:
   U.S. Government agency
     securities..........................        $  2,008   5.53%   $ 7,707     5.84%  $2,983      5.65%    $12,698   5.74%
   U.S. Treasury securities..............         11,088    5.27     13,328     4.49       -        -        24,416   4.84
   Mortgage-backed securities............          -        -         3,577     6.11      6,417    4.31       9,994   4.93
   Mutual funds..........................          3,992    5.43      -          -         -        -         3,992   5.43
   Other.................................          -        -            75     8.00        100    6.50         175   7.14
                                               --------- ------     -------     ----    -------    ----     -------   ----

     Total...............................       $ 17,088    5.34%   $24,687     5.15%   $ 9,500    4.74%    $51,275   5.14%
                                                  ======    ====     ======     ====      =====    ====      ======   ====

Regulatory Capital Requirements

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Holding Company.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Under FDIC regulations, the Bank is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders' equity.

As of December 31, 1999, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and percents as of December 31, 1999 and 1998 are also presented in the table (dollars in thousands).

                                                                                                         Minimum
                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                        Minimum Capital              Prompt Corrective
                                                 Actual                   Requirement                Action Provisions:
                                        Amount             %         Amount           %          Amount                %
                                        ------            ---        ------          ---         ------               ---
     As of December 31, 1999:
         Total capital to Risk-
          Weighted assets:
              Consolidated..........  $ 26,871           19.42%    $ 11,069          8.00%           N/A               N/A
              Bank..................    23,476           16.68       11,259          8.00       $ 14,074             10.00%
         Tier I Capital to Risk-
          Weighted Assets:
              Consolidated..........    25,540           18.46        5,534          4.00            N/A               N/A
              Bank..................    22,145           15.74        5,627          4.00          8,441              6.00
         Tier I Capital
          to Average Assets
              Consolidated..........   25,540           12.03        8,492           4.00            N/A               N/A
              Bank..................   22,145           10.37        8,542           4.00         10,677              5.00

     As of December 31, 1998:
         Total capital to Risk-
          Weighted assets:
              Consolidated..........   28,417           26.93        8,442           8.00            N/A               N/A
              Bank..................   21,916           20.70        8,468           8.00         10,585             10.00
         Tier I Capital to Risk-
          Weighted Assets:
              Consolidated..........   27,339           25.91        4,221           4.00            N/A               N/A
              Bank..................   20,838           19.69        4,234           4.00          6,351              6.00
         Tier I Capital
          to Average Assets
              Consolidated..........   27,339           14.61        7,485           4.00            N/A               N/A
              Bank..................   20,838           11.12        7,494           4.00          9,368              5.00


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

The following table sets forth certain information relating to the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999 that are estimated to mature or are scheduled to reprice within the period shown.

                                                           More
                                                           Than         More
                                                           Three      Than Six      More
                                                           Months      Months     Than One
                                              Three        to Six      to One      Year to     More Than
                                              Months       Months      Year       Five Years   Five Years     Total
                                              ------       ------      ----       ----------   ----------     -----
                                                                             ($ in thousands)
Loans (1),(2)............................  $  48,413        6,562      18,200       36,981        44,889      155,045
Securities (3)...........................     12,133        3,165       1,162       26,885         5,044       48,389
Interest bearing deposits................         87        -           -            -             -               87
                                            --------    ---------  ----------   ----------    ----------   ----------

     Total rate-sensitive assets.........     60,633        9,727      19,362       63,866        49,933      203,521
                                              ------       ------      ------       ------        ------     --------
Deposit accounts (4):
  Savings and NOW........................     13,640         -          -            -             -           13,640
  Money market...........................     38,146         -          -            -             -           38,146
  Time deposits..........................     13,071        7,272      29,057       23,620         -           73,020
                                              ------       ------      ------       ------    ----------     --------

Total deposit accounts...................     64,857        7,272      29,057       23,620         -          124,806

Borrowings (5)...........................     10,454        -            -            -           30,000       40,454
                                             -------    ---------    --------    ----------       ------     --------
     Total rate-sensitive
         liabilities.....................     75,311        7,272      29,057       23,620        30,000      165,260
                                             -------       ------     -------     --------       -------     --------

Gap (repricing differences)..............  $ (14,678)       2,455      (9,695)      40,246        19,933       38,261
                                             ========      ======     ========      ======       =======     ========

Cumulative GAP...........................  $ (14,678)     (12,223)    (21,918)      18,328        38,261
                                             ========     ========    ========      ======       =======

Cumulative GAP/total assets..............      ( 6.87)%     (5.72)    ( 10.26)      ( 8.58)       17.91
                                             =========    ========    ========     ========     =======

---------------------------------------------------------------------------------------------------------------------------

(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their contractual maturities.
(2)  Includes nonaccrual loans and loans held for sale.

(3) Securities are scheduled according to their respective repricing and maturity dates, includes Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock.
(4) Savings, NOW and money-market accounts are regarded as ready accessible withdrawable accounts. All other time accounts are scheduled according to their respective maturity dates.
(5) Borrowings include FHLB convertible advances which have a call option. For the purposes of the table above, the advances are categorized at their contractual maturity dates.

The following table reflects the contractual principal repayments of the Company's loan portfolio at December 31, 1999:

                                                             Commercial      Residential
                                             Commercial     Real Estate       Mortgage      Consumer
                                              Loans            Loans           Loans         Loans           Total
                                              -----            -----           -----         -----           -----
                                                                             (In thousands)
  Due within one year.......................   $ 19,039          13,012           4,796         7,274       44,121
  Due after one through five years..........     14,307          11,474          14,009         4,405       44,195
  Due after five years......................        708           1,169          62,009           147       64,033
                                              ---------         -------          ------        ------       ------

         Total..............................  $  34,054          25,655          80,814        11,826      152,349
                                                =======          ======          ======        ======      =======


Of the $108.2 million in loans due after one year, 61.8% of such loans have fixed rates of interest and 38.2% have adjustable rates.

The following table displays loan originations by type of loan and principal reductions during the periods indicated.

                                                                       Year Ended December 31,
                                                --------------------------------------------------------------------
                                                1999               1998           1997           1996           1995
                                                ----               ----           ----           ----           ----
                                                                              (In thousands)
   Originations:
     Commercial loans..................... $ 26,960              13,854         19,720          1,085            676
     Commercial real estate loans.........    12,668              7,020          8,360          3,205          1,214
     Residential real estate..............    20,804             33,498         10,507          7,480          5,528
     Consumer loans.......................     4,139              2,959          3,564          1,497            553
                                             -------            -------       --------        -------       --------

     Total loans originated...............    64,571             57,331         42,151         13,267          7,971

   Principal reductions...................   (41,378)           (34,834)       (27,417)       (27,657)       (26,290)
                                             --------            ------         ------         ------         ------

     Increase (decrease) in gross
       loans..............................  $ 23,193             22,497         14,734        (14,390)       (18,319)
                                              ======             ======         ======        ========       ========


The originations noted in the table above exclude originations of loans held for sale of $2.496 million, $1.994 million, $9.005 million, $51.533 million, and $55.650 million for periods ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

The following table summarizes the loan portfolio of the Company by type of loan as of December 31, 1999, 1998, 1997, 1996 and 1995. At December 31,

                                       1999             1998                1997               1996              1995
                                ----------------  ---------------    ---------------      --------------   ---------------
                                        % of                % of                % of               % of              % of
                                Amount  Total     Amount    Total    Amount    Total     Amount   Total     Amount  Total
                                ------  -----     ------    -----    ------    -----     ------   -----     ------  -----
                                                                     (Dollars in thousands)
   Commercial.............  $  34,054   22.35%  $ 21,487     16.64% $19,832     18.59% $ 16,711   18.18%  $ 15,401   14.49%
   Commercial
     real estate..........     25,655   16.84     20,904     16.19   17,628     16.53    10,894   11.85      2,572    2.42
   Residential
     real estate..........     80,814   53.05     76,938     59.56   61,827     57.97    60,716   66.05     86,971   81.80
   Consumer...............     11,826    7.76      9,827      7.61    7,372      6.91     3,604    3.92      1,371    1.29
                            ---------  ------    -------   -------  -------    ------   -------  ------    -------  ------

       Total loans........     152,349 100.00%   129,156    100.00% 106,659    100.00%   91,925  100.00%   106,315  100.00%
                                       ======               ======             ======            ======             ======

   Less:
     Deferred loan
       fees...............       (166)              (73)               (158)               (175)               (71)
     Undisbursed portion
       of loans in
       process............      --                  --                  --                  --                (727)
     Allowance for
       loan losses........     (1,331)           (1,078)               (848)               (777)              (840)
                              --------          -------            --------             -------           --------

       Loans, net.........  $ 150,852         $ 128,005           $ 105,653            $ 90,973          $ 104,677
                            =========         =========           =========            ========          =========

The Bank originates, purchases and participates in loans for its own portfolio and for sale in the secondary market. The Bank provides commercial business loans, commercial and residential real estate loans, and consumer loans. Loans secured by real estate generally include commercial and residential real estate, loans to refinance or purchase existing properties and home equity loans. The gradual change in the composition of the loan portfolio is evident by the growth in the commercial and the commercial real estate categories.

Commercial business loans totaled $34.054 million or 22.35% of the Bank's loan portfolio, as of December 31, 1999. Commercial business loan underwriting practices assess the borrower's creditworthiness and ability to repay, including an evaluation of the value of any collateral securing the proposed loan. While commercial business loans generally are made for shorter terms and at higher yields than one-to-four family residential loans, such loans generally involve a higher level of risk than one-to-four family residential loans. To a lesser extent, the bank originates and services Small Business Administration (SBA) loans, which are underwritten in accordance with the guidelines of the SBA. These loans are made to small businesses and usually require that significant collateral be assigned to the Bank from the borrower. Typically, the SBA guarantees 70% to 90% of the loan balance with the remaining portion unguaranteed. The Bank is permitted to sell the SBA-guaranteed portion of the loan in secondary markets, with the Bank retaining the portion that is not guaranteed. The Bank is compensated by the premium derived from the sale into the secondary market and a 1% servicing fee on the sold guaranteed portion. SBA loans are similar to commercial business loans in yield and credit risk.

The Bank's commercial real estate loans at December 31, 1999 totaled $25.655 million or 16.84% of the Bank's portfolio. The portfolio primarily consisted of owner-occupied commercial properties and generally have terms ranging from fifteen to twenty years and interest rate adjustment periods ranging from monthly to five years. Amortization periods for commercial mortgage loans generally do not exceed 25 years. Commercial real estate loans originated by the Bank are primarily secured by income-producing properties such as office buildings, warehouse buildings, retail space and to a lessor extent multi-family property. Generally, in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers, a maximum loan to value ratio of 75%, and a cash flow to debt service ratio of 1.25 to 1.

The Bank's real estate mortgage loans, which totaled $80.814 million or 53.05% of the Bank's total loan portfolio as of December 31, 1999, consist of residential mortgage loans secured by existing properties. The Bank's residential mortgage loans have terms which do not exceed 30 years and are secured by one-to-four family residences. Loans made for an amount in excess of 80% of the appraised value of the financed residences are generally originated with private mortgage insurance, which essentially insures that portion of the loan which is in excess of 80% of the appraised value of the financed residences. As of December 31, 1999, the residential loan portfolio of the Bank consisted of approximately 29% in ARMs and 71% in fixed rate loans. Residential mortgage loans generally are underwritten by the Bank in accordance with guidelines of the Federal National Mortgage Association (the "FNMA") and the Federal Home Loan Mortgage Corporation (the "FHLMC").

Consumer loans are extended for a variety of purposes including the purchase of automobiles, home improvement, lines of credit and unsecured personal loans. As of December 31, 1999, consumer loans were approximately $11.826 million or 7.76% of total loans. Consumer loan underwriting standards include an examination of the applicant's payment history on other debts and an evaluation of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans generally involve a higher element of credit risk than one-to-four family residential loans, consumer loans are typically made at higher interest rates and for shorter terms, or at adjustable rates, and are helpful in maintaining a profitable spread between the Bank's loan yield and its cost of funds.

The following table shows the distribution of, and certain other information relating to, deposit accounts by type:

                                                                        At December 31,
                                           --------------------------------------------------------------------------
                                                    1999                     1998                      1997
                                           ----------------------   ----------------------     ----------------------
                                                         % of                       % of                       % of
                                             Balance     Total        Balance      Total         Balance       Total
                                             -------     -----        -------      -----         -------       -----
                                                                    (Dollars in thousands)
     Demand deposits......................  $ 21,370     14.62%        18,316      12.97          12,136        9.71
     Savings and NOW deposits.............    13,640      9.33         12,940       9.16           9,834        7.87
     Money-market deposits................    38,146     26.10         38,721      27.42          38,326       30.66
     Time deposits........................    73,020     49.95         71,235      50.45          64.699       51.76
                                              ------     -----        -------     ------          ------       -----

     Total deposits.......................  $146,176    100.00%     $ 141,212     100.00%       $124,995     100.00%
                                             =======    ======        =======     ======         =======     ======

Jumbo certificates ($100,000 and over) included above mature as follows:

                                                        At December 31,
                                                        ---------------
                                                            1999
                                                            ----
                                                        (In thousands)

     Due three months or less...........................   $ 3,363
     Due over three months to six months................     2,325
     Due over six months to one year....................    18,200
     Due over one year..................................     4,394
                                                            ------

       Total............................................   $28,282
                                                            ======

The scheduled maturities of time deposits are as follows:

                                                               At December 31,
                                                               ---------------
                                                                    1999
                                                                    ----
                                                              (In thousands)
     Due in one year or less..................................     $49,400
     Due in more than one but less than three years...........      21,520
     Due in more than three but less than five years..........       2,100
                                                                   -------

       Total..................................................     $73,020
                                                                   =======

The following table sets forth the net deposit flows of the Company during the period indicated:

                                                                                         Year Ended December 31,
                                                                                     1999           1998         1997
                                                                                     ----           ----         ----
                                                                                             (In thousands)
   Net increase (decrease) before interest credited..........................      $ (548)        10,344       6,849
   Net interest credited.....................................................       5,512          5,873       5,648
                                                                                    -----         ------       -----

   Net deposit increase......................................................      $4,964         16,217      12,497
                                                                                    =====         ======      ======

The following table indicates the daily average balances and weighted average interest rates paid on interest bearing deposits for each of the three years ended December 31, 1999, 1998 and 1997:

                                                                Years Ended December 31,
                                          1999                             1998                              1997
                             -----------------------------     -------------------------         --------------------------
                             Average      % of     Average      Average    % of   Average         Average    % of   Average
                             Balance      Total      Yield      Balance    Total    Yield         Balance    Total    Yield
                             -------      -----      -----      -------    -----    -----         -------    -----    -----
                                                                (Dollars in thousands)
Savings and NOW
   deposits...............   $ 12,826      9.03%    1.49%      $ 11,147    8.33%     1.53%       $ 10,278    8.61%     1.98%
Money-market
   deposits...............     40,103     28.25     3.77         39,822   29.76      4.39          37,457   31.38      4.62
Time deposits.............     69,447     48.91     5.23         67,135   50.16      5.72          60,273   50.49      5.70
                               ------     -----                 -------  ------                   -------  ------

Total interest-bearing
   deposits...............    122,376     86.19     4.36        118,104   88.25      4.88         108,008   90.48      4.97

Noninterest bearing
   deposits...............     19,619     13.81                  15,730   11.75                    11,369    9.52
                              -------     -----                 -------  ------                    ------  ------

Total.....................   $141,995    100.00%               $133,834  100.00%                 $119,377  100.00%
                             ========    ======                ========  ======                  ========  ======


               Comparison of Year Ended December 31, 1999 and 1998

General

Net earnings for the year ended December 31, 1999 were $1.223 million or $.56 per basic and diluted share compared to net earnings of $1.053 million or $.56 per basic share ($.55 per diluted share) for the year ended December 31, 1998. The increase in income was primarily due to an increase in net interest income partially offset by increases in noninterest expenses and decreases in noninterest income.

Interest Income and Expense

Interest income increased from $13.113 million for the year ended December 31, 1998 to $15.044 million for the year ended December 31, 1999. Interest income on loans increased $1.902 million due to an increase in the average loan portfolio balance from $116.499 million for the year ended December 31, 1998 to $143.882 million for the year ended December 31, 1999, partially offset by a decrease in the weighted-average yield earned on the portfolio from 8.98% to 8.59%. Interest on securities remained constant for the two years ended December 31 at $2.581 million as the average security portfolio increased to $46.943 million in 1999 from $45.634 million in 1998; however, the weighted average yield decreased from 5.66% in 1998 to 5.50% in 1999. Interest on other interest-earning assets increased $29,000 due to an increase in average other interest-earning assets from $1.313 million in 1998 to $1.981 million in 1999.

Interest expense increased to $6.904 million for the year ended December 31, 1999 from $6.498 million for the year ended December 31, 1998. Interest expense on deposit accounts decreased $428,000 from $5.759 million in 1998 to $5.331 million during 1999, primarily attributed to a decrease in the weighted average yield from 4.88% in 1998 to 4.36% in 1999. The average interest-bearing deposit balances increased from $118.104 million during the year ended December 31, 1998 to $122.376 million for 1999, a $4.272 million increase. Interest expense on other borrowings increased $834,000 from $739,000 in 1998 to $1.573 million in 1999, primarily due to an increase in average borrowings from $14.055 million during the year ended December 31, 1998 to $31.086 million in 1999. The average cost of all interest-bearing liabilities decreased from 4.92% for the year ended December 31, 1998 to 4.50% for the year ended December 31, 1999.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market areas, and other factors related to the collectability of the Bank's loan portfolio. The provision decreased to $610,000 for the year ended December 31, 1999 from the provision of $950,000 for the year ended December 31, 1998. The decrease is a result of the Company's improved credit quality and net loan charge-offs for the period ending December 31, 1999 of $357,000 as compared to the $720,000 for the period ending December 31, 1998. Management believes that the allowance for loan losses of $1.331 million is adequate at December 31, 1999.

Noninterest Income

Total noninterest income for the period ended December 31, 1999 was $1.131 million as compared to the $1.650 million for the period ended December 31, 1998. The Company continues to focus on core earnings and is less dependent on non-recurring sources of revenues as illustrated by net gains on asset sales for the period ending December 31, 1998 of $456,000 as compared to $70,000 for the period ended December 31, 1999.

Noninterest Expenses

Total noninterest expenses increased $1.089 million to $6.720 million for the year ended December 31, 1999 from $5.631 million for the year ended December 31, 1998. The increases are primarily attributed to the Company's planned branch expansions, opening an additional two offices during 1999.

Provision for Income Taxes

The provision for income taxes increased from $631,000 (an effective rate at 37.5%) during the year ended December 31, 1998 to $718,000 (an effective rate at 37.0%) during the year ended December 31, 1999.

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

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market areas, and other factors related to the collectability of the Bank's loan portfolio. The provision increased from $80,000 for the year ended December 31, 1997 to $950,000 for the year ended December 31, 1998. The increase was primarily related to two commercial loans, one whose balance was charged-off and the other whose balance was written down to management's estimation of value. Management believes that the allowance for loan losses of $1.078 million is adequate at December 31, 1998.

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

                         Future Accounting Requirements

Financial Accounting Standards 133 - Accounting for Derivative Investments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this Statement effective January 1, 2001. Management does not anticipate that this Statement will have a material impact on the Company.

The following table presents summarized quarterly data (in thousands, except per share amounts):

                                                                                 Year Ended December 31, 1999
                                                                           ------------------------------------------
                                                                           First        Second       Third     Fourth
                                                                           Quarter     Quarter     Quarter    Quarter
                                                                           -------     -------     -------    -------
         Interest income.............................................      $3,530        3,655       3,868      3,991
         Interest expense............................................       1,592        1,653       1,801      1,858
                                                                           ------        -----       -----      -----

              Net interest income....................................       1,938        2,002       2,067      2,133

         Provision for loan losses...................................         155          155         165        135
                                                                           ------       ------      ------     ------

              Net interest income after provision
                  for loan losses....................................       1,783        1,847       1,902      1,998
                                                                           ------        -----       -----      -----

         Noninterest income..........................................         282          329         261        259
         Noninterest expense.........................................       1,585        1,651       1,747      1,737
                                                                            -----        -----       -----     ------

         Net earnings before income taxes............................         480          525         416        520
         Income taxes ...............................................         178          194         154        192
                                                                           ------       ------      ------     ------

         Net earnings................................................      $  302          331          262       328
                                                                            =====       ======       ======    ======

         Basic earnings per common share.............................      $  .13          .15          .12       .16
                                                                           ======       ======       ======    ======

         Diluted earnings per common share...........................      $  .13          .15          ,12       .16
                                                                           ======       ======       ======    ======

                                                                                  Year Ended December 31, 1998
                                                                           ------------------------------------------
                                                                           First        Second       Third     Fourth
                                                                          Quarter      Quarter     Quarter    Quarter
                                                                          -------      -------     -------    -------

         Interest income.............................................      $3,022        3,261       3,412      3,418
         Interest expense............................................       1,541        1,617       1,689      1,651
                                                                            -----        -----       -----      -----

              Net interest income....................................       1,481        1,644       1,723      1,767

         Provision for loan losses...................................          65          100         630        155
                                                                           ------       ------      ------     ------

              Net interest income after provision
                  for loan losses....................................       1,416        1,544       1,093      1,612
                                                                            -----        -----       -----      -----

         Noninterest income..........................................         364          357         483        446
         Noninterest expense.........................................       1,308        1,409       1,404      1,510
                                                                            -----        -----       -----      -----

         Net earnings before income taxes............................         472          492         172        548
         Income taxes................................................         171          180          65        215
                                                                           ------       ------      ------     ------

         Net earnings................................................      $  301          312         107        333
                                                                           ======       ======      ======     ======

         Basic earnings per common share.............................      $  .22          .21         .05        .15
                                                                           ======       ======      ======     ======

         Diluted earnings per common share...........................      $  .20          .20         .05        .15
                                                                           ======       ======      ======     ======

Item 7A. Quantitative and Qualitative Disclosure About Market Risk See Part I, Item 1. DESCRIPTION OF BUSINESS, Market Risk.

Item 8. Financial Statements and Supplementary Data.
Pointe Financial Corporation


                                     INDEX

             Audited Consolidated Financial Statements.                                                          Page

             Report of Independent Certified Public Accountants
             (Hacker, Johnson, Cohen & Grieb, P.A.)........................................................      F-1

             Consolidated Balance Sheets as of December 31, 1999 and 1998..................................      F-2

             Consolidated Statements of Earnings for the Year Ended
             December 31, 1999, 1998 and 1997..............................................................      F-3

             Consolidated Statements of Stockholder's Equity for the
             years ended December 31, 1999, 1998 and 1997..................................................    F-4,F-5

             Consolidated Statements of Cash Flows for the years ended
             December 31, 1999, 1998 and 1997..............................................................    F-6,F-7

             Notes to Consolidated Financial Statements....................................................      F-8

             Independent Auditors' Report on Supplementary Information.....................................      F-28

             Consolidated Balance Sheets as of December 31, 1999...........................................      F-29

             Consolidated Statements of Operations for the years ended
             December 31, 1999.............................................................................      F-30


Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES
                               Boca Raton, Florida


                    Audited Consolidated Financial Statements

                        At December 31, 1999 and 1998 and
                       for Each of the Years in the Three-
                       Year Period Ended December 31, 1999
                         with Supplementary Information

                  (Together With Independent Auditors' Report)

                          Independent Auditors' Report



Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

         We have audited the consolidated balance sheets of Pointe Financial Corporation and Subsidiaries (the "Company") at December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.




HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
January 21, 2000

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                     ($ in thousands, except share amounts)

                                                                                                At December 31,
                                                                                                ---------------
         Assets                                                                             1999              1998
                                                                                            ----              ----
Cash and due from banks.............................................................    $   6,822               2,866
Interest-bearing deposits with banks................................................           87                 605
                                                                                        ---------           ---------

       Total cash and cash equivalents..............................................        6,909               3,471

Securities available for sale.......................................................       46,157              51,275
Loans receivable, net of allowance for loan losses of $1,331 in 1999 and
 $1,078 in 1998.....................................................................      150,852             128,005
Loans held for sale.................................................................        2,696                 617
Accrued interest receivable.........................................................        1,375               1,270
Premises and equipment, net.........................................................        2,225               1,760
Federal Home Loan Bank stock, at cost ..............................................        1,753               1,235
Federal Reserve Bank stock, at cost.................................................          479                 479
Foreclosed real estate..............................................................          257                 353
Deferred income tax asset...........................................................          348                 221
Other assets........................................................................          605                 589
                                                                                        ---------           ---------

       Total........................................................................    $ 213,656             189,275
                                                                                        =========           =========

   Liabilities and Stockholders' Equity

Liabilities:
   Noninterest-bearing demand deposits..............................................       21,370              18,316
   Savings and NOW deposits.........................................................       13,640              12,940
   Money-market deposits............................................................       38,146              38,721
   Time deposits....................................................................       73,020              71,235
                                                                                       ----------           ---------

       Total deposits...............................................................      146,176             141,212

   Official checks..................................................................        1,075               1,248
   Other borrowings.................................................................        5,394               3,446
   Advances from Federal Home Loan Bank.............................................       35,060              15,000
   Accrued interest payable.........................................................          688                 695
   Advance payments by borrowers for taxes and insurance............................          451                 411
   Other liabilities................................................................          229                 228
                                                                                       ----------           ---------

       Total liabilities............................................................      189,073             162,240
                                                                                       ----------           ---------

Commitments and contingencies (Notes 4, 8, 9 and 22)

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued........            -                   -
   Common stock, $.01 par value, 5,000,000 shares authorized; 2,310,018
     and 2,266,972 shares issued....................................................           23                  23
   Additional paid-in capital.......................................................       23,753              23,324
   Retained earnings................................................................        4,959               4,065
   Accumulated other comprehensive income (loss)....................................       (1,102)               (377)
   Treasury stock, at cost (297,000 shares in 1999).................................       (3,000)                  -
   Stock incentive plan.............................................................          (50)                  -
                                                                                       ----------           ---------

       Total stockholders' equity...................................................       24,583              27,035
                                                                                       ----------           ---------

       Total........................................................................    $ 213,656             189,275
                                                                                       ==========           =========


See Accompanying Notes to Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                    ($ in thousands except per share amounts)

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                                    1999         1998          1997
                                                                                    ----         ----          ----
 Interest income:
  Loans receivable.......................................................       $  12,361         10,459        9,427
   Securities available for sale..........................................          2,581          2,311        1,892
   Securities held to maturity............................................              -            270          510
   Other interest earning assets..........................................            102             73          103
                                                                                ---------        -------      -------

       Total interest income..............................................         15,044         13,113       11,932
                                                                                ---------        -------      -------

Interest expense:
   Deposits...............................................................          5,331          5,759        5,368
   Borrowings.............................................................          1,573            739          961
                                                                                ---------        -------      -------

       Total interest expense.............................................          6,904          6,498        6,329
                                                                                ---------        -------      -------

Net interest income.......................................................          8,140          6,615        5,603

       Provision for loan losses..........................................            610            950           80
                                                                                ---------        -------      -------

Net interest income after provision for loan losses.......................          7,530          5,665        5,523
                                                                                ---------        -------      -------

Noninterest income:
   Service charges on deposit accounts....................................            663            729          502
   Gain on sale of loan servicing rights..................................              -              -           29
   Loan servicing fees....................................................             55             61           70
   Net gains from sale of loans...........................................             32            158          479
   Net realized gains on sale of securities...............................             38            298           29
   Other..................................................................            343            404          303
                                                                                ---------        -------      -------

       Total noninterest income...........................................          1,131          1,650        1,412
                                                                                ---------        -------      -------

Noninterest expenses:
   Salaries and employee benefits.........................................          3,374          2,858        2,657
   Occupancy expense......................................................          1,133            992        1,100
   Advertising and promotion..............................................            325            297          257
   Professional fees......................................................            273            191          157
   Federal deposit insurance premiums.....................................            102             94           82
   Data processing........................................................            363            287          403
   Other..................................................................          1,150            912          815
                                                                                ---------        -------      -------

       Total noninterest expenses.........................................          6,720          5,631        5,471
                                                                                ---------        -------      -------

       Earnings before income taxes.......................................          1,941          1,684        1,464

Income taxes..............................................................            718            631          550
                                                                                ---------        -------      -------

       Net earnings.......................................................       $  1,223          1,053          914
                                                                                =========        =======      =======

Earnings per share:
   Basic .................................................................       $    .56            .56          .68
                                                                                =========        =======      =======

   Diluted................................................................       $    .56            .55          .62
                                                                                =========        =======      =======

See Accompanying Notes to Consolidated Financial Statements


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                                ($ In thousands)

                                                                                                             Accumulated
                                                                                                               Other
                                                                                                               Compre-
                                                                 Additional   Stock                            hensive     Total
                                             Preferred   Common   Paid-In   Incentive  Treasury    Retained    Income  Stockholders'
                                               Stock     Stock    Capital      Plan      Stock     Earnings    (Loss)     Equity
                                               -----     -----    -------      ----      -----     --------    ------     ------
Balance at December 31, 1996 .............   $     1         8    10,452       -           -         2,206      (246)      12,421
                                                                                                                         --------
Comprehensive income:
   Net earnings ..........................         -         -         -       -           -           914         -          914

   Net change in unrealized loss on
     available-for-sale securities,
     net of taxes ........................         -         -         -       -           -             -       108          108
                                                                                                                         --------
Comprehensive income .....................         -         -         -       -           -             -         -        1,022
                                                                                                                         --------
To adjust 1996 preferred dividend for
   portion paid in preferred stock
   (1,398 shares) ........................         -         -        27       -           -             -         -           27

Cash dividends on preferred stock ........         -         -         -       -           -           (16)        -          (16)

Stock dividends on preferred stock
   (3,218 shares) ........................         -         -        65       -           -           (65)        -            -

Proceeds from issuance of preferred stock,
   net of offering costs (10,250 shares) .         -         -       201                   -             -         -          201

Common stock options exercised
   (19,000 shares) .......................         -         -       190       -           -             -         -          190
                                                 ---       ---   -------     ---         ---       -------    ------     --------
Balance at December 31, 1997 .............         1         8    10,935       -           -         3,039      (138)      13,845
                                                                                                                         --------
Comprehensive income:
   Net earnings ..........................         -         -         -       -           -         1,053         -        1,053

   Net change in unrealized loss on
     available-for-sale securities,
     net of taxes ........................         -         -         -       -           -             -      (239)        (239)
                                                                                                                         --------
Comprehensive income .....................         -         -         -       -           -             -         -          814
                                                                                                                         --------
Three-for-two stock split
   (416,626 shares) ......................         -         4        (4)      -           -             -         -            -

Stock dividends on preferred stock
   (1,410 shares) ........................         -         -        27       -           -           (27)        -            -

Proceeds from issuance of preferred stock,
   net of offering costs (500 shares) ....         -         -        10       -           -             -         -           10


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                ($ In thousands)

                                                                                                             Accumulated
                                                                                                               Other
                                                                                                               Compre-
                                                                 Additional   Stock                            hensive     Total
                                             Preferred   Common   Paid-In   Incentive  Treasury    Retained    Income  Stockholders'
                                               Stock     Stock    Capital      Plan      Stock     Earnings    (Loss)     Equity
                                               -----     -----    -------      ----      -----     --------    ------     ------
Conversion of preferred stock
   (56,026 shares) to common
   stock (126,026 shares) ...........        (1)         1             -          -          -          -          -          -

Proceeds from issuance of
   common stock, net of offering
   costs (869,565 shares) ...........         -          8        12,068          -          -          -          -     12,076

Common stock options exercised
   (11,982 shares) ..................         -          1           119          -          -          -          -        120

Issuance of common stock to directors
   as compensation (11,045 shares) ..         -          1           169          -          -          -          -        170
                                          -----    -------    ----------      -----     ------    -------     ------   --------
Balance at December 31, 1998 ........         -         23        23,324          -          -      4,065       (377)    27,035
                                                                                                                       --------
Comprehensive income:
   Net earnings .....................         -          -             -          -          -      1,223          -      1,223

   Net change in unrealized loss on
     available-for-sale
     securities, net of taxes .......         -          -             -          -          -          -       (725)      (725)
                                                                                                                       --------
Comprehensive income ................         -          -             -          -          -          -          -        498
                                                                                                                       --------
Cash dividends paid on common stock .         -          -             -          -          -       (329)         -       (329)

Purchase of Treasury Stock
   (297,000 shares) .................         -          -             -          -     (3,000)         -          -     (3,000)

Common stock options exercised
   (25,458 shares) ..................         -          -           258          -          -          -          -        258

Issuance of common stock to directors
   as  compensation (11,228 shares)           -          -           109          -          -          -          -        109

Shares issued in stock incentive plan
   (6,935 shares) ...................         -          -            68        (68)         -          -          -          -

Shares committed to participants in
   stock incentive plan .............         -          -             -         12          -          -          -         12

Shares cancelled in
   stock incentive plan (575 shares)          -          -            (6)         6          -          -          -          -
                                          -----    -------    ----------      -----     ------    -------     ------   --------

Balance at December 31, 1999 ........     $   -         23        23,753        (50)    (3,000)     4,959     (1,102)    24,583
                                          =====    =======    ==========      =====     ======    =======     ======   ========


See Accompanying Notes to Consolidated Financial Statements



                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                        1999         1998        1997
                                                                                        ----         ----        ----
Cash flows from operating activities:
     Net earnings.................................................................   $  1,223        1,053        914
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses.................................................        610          950         80
        Depreciation..............................................................        447          389        414
        Net amortization of fees, premiums, discounts and other...................        293          101      (134)
        (Credit) provision for deferred income taxes..............................       (127)           3        334
        Common stock issued as compensation for services..........................        109          170          -
        Shares committed to participants in incentive stock plan..................         12           -           -
        Gain on sale of securities................................................        (38)        (298)       (29)
        Gain on sale of loans and loan servicing rights...........................        (32)        (158)      (508)
        Originations of loans held for sale.......................................     (2,496)      (1,994)    (9,005)
        Proceeds from sale of loans held for sale.................................        449        5,978      9,437
        (Increase) decrease in other assets.......................................        423           64      2,580
        (Increase) decrease in accrued interest receivable........................       (105)        (243)       154
        (Decrease) increase in official checks....................................       (173)         (72)        57
        (Decrease) increase in accrued interest payable...........................         (7)          22       (280)
        Increase (decrease) in other liabilities..................................          1         (255)       132
                                                                                     --------      -------    -------

           Net cash provided by operating activities..............................        589        5,710      4,146
                                                                                     --------      -------    -------

Cash flows from investing activities:
     Purchase of securities available for sale....................................    (29,952)     (61,703)    (5,098)
     Proceeds from sale of securities.............................................     17,083       34,225     13,578
     Maturities and calls of securities available for sale........................     14,285        7,950      1,000
     Purchase of securities held to maturity......................................          -       (2,100)         -
     Principal repayments on securities available for sale........................      2,376          632      1,029
     Principal repayments on securities held to maturity..........................          -          259        440
     Net increase in loans........................................................    (23,560)     (24,213)  (14,816)
     Purchase of premises and equipment, net......................................       (912)        (924)      (364)
     Proceeds from sale of foreclosed real estate.................................        106          448       253
     Net (increase) decrease in other securities..................................       (518)        (144)        96
                                                                                     --------      -------    -------

           Net cash used in investing activities..................................    (21,092)     (45,570)   (3,882)
                                                                                     --------      -------    -------

Cash flows from financing activities:
     Net increase in deposits.....................................................      4,964       16,217     12,497
     Net increase (decrease) in Federal Home Loan Bank advances...................     20,060       10,600    (18,572)
     Net increase in other borrowings.............................................      1,948        1,655      1,017
     Increase in advance payments for taxes and insurance.........................         40           78        303
     Net proceeds from issuance of preferred stock, net of offering costs.........          -           10        201
     Net proceeds from issuance of common stock, net of offering costs............          -       12,076          -
     Cash dividends paid on preferred stock.......................................          -            -         12
     Proceeds from exercise of stock options......................................        258          120        190
     Cash dividends paid on common stock..........................................       (329)           -          -
     Purchase of treasury stock...................................................     (3,000)           -          -
                                                                                     --------      -------    -------

           Net cash provided by (used in) financing activities...................      23,941       40,756     (4,352)
                                                                                     --------      -------    -------

                                                                                                            (continued)


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                 (In thousands)

                                                                                           Year Ended December 31,
                                                                                       1999         1998        1997
                                                                                       ----         ----        ----
           Net increase (decrease) in cash and cash equivalents...................      3,438          896     (4,088)

Cash and cash equivalents at beginning of year....................................      3,471        2,575      6,663
                                                                                      -------      -------    -------

Cash and cash equivalents at end of year..........................................    $ 6,909        3,471      2,575
                                                                                      =======      =======    =======

Supplemental disclosure of cash flow information: Cash paid during the year for:
        Interest..................................................................    $ 6,911        6,476      6,609
                                                                                      =======      =======    =======

        Income taxes..............................................................    $   414          650        160
                                                                                      =======      =======    =======

     Noncash transactions:
        Reclassification of loans receivable to foreclosed real estate............    $   257          725        156
                                                                                      =======      =======    =======

        Reclassification of foreclosed real estate to loans receivable............    $   247           29         68
                                                                                      =======      =======    =======

        Accumulated other comprehensive income (loss), change in unrealized
           loss on securities available for sale..................................    $  (725)        (239)       108
                                                                                      =======      =======    =======

        Dividend payable on preferred stock.......................................    $     -            -          4
                                                                                      =======      =======    =======

        Stock dividends paid on preferred stock...................................    $     -           27         65
                                                                                      =======      =======    =======

        Activity in stock incentive plan, net.....................................    $    50            -          -
                                                                                      =======      =======    =======

        Transfer of securities from held to maturity to available for sale
           category...............................................................    $     -        8,456          -
                                                                                      =======      =======    =======

        Reclassification of foreclosed real estate to other assets................    $    23            -          -
                                                                                      =======     ========   ========


See Accompanying Notes to Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              For the Years Ended December 31, 1999, 1998 and 1997


(1) Description of Business and Summary of Significant Accounting Policies

      General. Pointe Financial Corporation (the "Holding Company") was formed in September 1993 and received approval from the appropriate authorities to become both a savings and loan holding company and a bank holding company. Prior to April 14, 1997, the Holding Company owned 100% of Pointe Federal Savings Bank ("Pointe Federal"), a federally-chartered thrift, Pointe Bank (the "Bank"), a state-chartered commercial bank and Pointe Financial Services, Inc., (collectively the "Company"). On April 14, 1997, Pointe Federal was merged into the Bank. The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its five banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary.

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

      Use of Estimates. In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, foreclosed real estate and deferred tax assets.

      Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits with banks.

      Securities. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported in other comprehensive income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

                                                                    (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(1) Description of Business and Summary of Significant Accounting Policies, Continued

      Loans Held for Sale. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. At December 31, 1999 and 1998 the book value of loans held for sale approximated market value in the aggregate.

            Loan origination fees and direct loan origination costs are deferred until the related loan is sold, at which time the net fees are included in the gain on sale of loans in the consolidated statements of earnings.

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

            The accrual of interest on loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

            All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

      Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

            The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

            A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surroundings the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial loans and commercial real estate loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(1) Description of Business and Summary of Significant Accounting Policies, Continued

      Allowance for Loan Losses, Continued. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

      Foreclosed Real Estate. Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the consolidated statements of earnings.

      Premises and Equipment. Premises, furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using the straight-line method.

      Transfer of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

      Income Taxes. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

      Stock Compensation Plans. Statement of Financial Accounting Standards
            (SFAS) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net earnings and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. (See Note 15).

      Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options and the effect of dilutive convertible preferred stock, computed using the treasury stock method.

      Off-Balance-Sheet Financial Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit and stand-by-letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

                                                                     (continued)
                                      F-10

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(1) Description of Business and Summary of Significant Accounting Policies, Continued

      Fair Values of Financial Instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

            Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate their fair value.

            Securities. Fair values for securities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of Federal Home Loan Bank stock and Federal Reserve Bank stock approximates fair value.

            Loans Held for Sale. Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices.

            Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for nonperforming loans are estimated using discounted cash flow analysis or underlying collateral values, where applicable.

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

                                                                    (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(1) Description of Business and Summary of Significant Accounting Policies, Continued

      Future Accounting Requirements. Financial Accounting Standards 133 -
            Accounting for Derivative Investments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this Statement January 1, 2001. Management does not anticipate that this Statement will have a material impact on the Company.

      Reclassification. Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

(2) Securities Available for Sale

      Securities have been classified according to management's intent. The carrying amount of securities and their approximate fair values are summarized as follows (in thousands):

                                                                                     Gross        Gross
                                                                     Amortized    Unrealized   Unrealized      Fair
                                                                       Cost         Gains        Losses        Value
                                                                       ----         -----        ------        -----
           At December 31, 1999:
              U.S. Treasury securities.............................  $ 14,252           -           (401)      13,851
              Mortgage-backed securities...........................    13,894           2           (587)      13,309
              Mutual fund..........................................     4,108           -           (233)       3,875
              U.S. Government agency securities....................    15,495           -           (548)      14,947
              Other................................................       175           -              -          175
                                                                     --------        ----       --------     --------

                 Total ............................................  $ 47,924           2         (1,769)      46,157
                                                                     ========        ====       ========     ========

           At December 31, 1998:
              U.S. Treasury securities.............................    24,475          38            (97)      24,416
              Mortgage-backed securities...........................    10,414          19           (439)       9,994
              Mutual fund..........................................     4,108           -           (116)       3,992
              U.S. Government agency securities....................    12,707          15            (24)      12,698
              Other................................................       175           -              -          175
                                                                     --------        ----       --------     --------

                 Total ............................................  $ 51,879          72           (676)      51,275
                                                                     ========        ====       ========     ========

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

       During the quarter ended September 30, 1998, the Company sold $1.2 million of securities from the held to maturity category. As required by Statement of Financial Accounting Standards No. 115 - Accounting for Certain Investments in Debt and Equity Securities, all the remaining securities classified as held to maturity totaling $8.5 million were transferred to the available for sale category. Furthermore, the Company's management intends to classify all securities purchased through July 1, 2000 as either available for sale or trading.

       At December 31, 1999 and 1998, approximately $492,000 and $500,000 respectively, of securities were pledged for the Company's treasury tax and loan account, approximately $6,251,000 and $4,057,000 were pledged as collateral for investment repurchase agreements and approximately $12,736,000 and $9,828,000 were pledged for public deposits.

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(2) Securities Available for Sale, Continued

    The following summarizes sales of securities (in thousands):

                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                    1999           1998          1997
                                                                                    ----           ----          ----
           Proceeds from sale of securities...................................  $  17,083         34,225       13,578
                                                                                =========       ========     ========

           Gross gains from sale of securities................................         41            376           95
           Gross losses from sale of securities...............................         (3)           (78)         (66)
                                                                                ---------       --------     --------

           Net gains..........................................................  $      38            298           29
                                                                                =========       ========     ========

    The scheduled maturities of securities available for sale at December 31, 1999 are as follows (in thousands):

                                                                                               Amortized        Fair
                                                                                                 Cost          Value
                                                                                                 ----          -----
           Due in less than one year.....................................................      $  5,054        5,025
           Due from one to five years....................................................        24,768       23,848
           Due from five to ten years....................................................           100          100
           Mortgage-backed securities....................................................        13,894       13,309
           Mutual fund...................................................................         4,108        3,875
                                                                                               --------      -------

                                                                                               $ 47,924       46,157
                                                                                               ========      =======

(3)  Loans Receivable
    The components of loans are summarized as follows (in thousands):

                                                                                                  At December 31,
                                                                                                  ---------------
                                                                                             1999               1998
                                                                                             ----               ----
              Residential real estate.................................................     $ 80,814             76,938
              Commercial real estate..................................................       25,655             20,904
              Commercial loans........................................................       34,054             21,487
              Consumer loans..........................................................       11,826              9,827
                                                                                          ---------           --------

                                                                                            152,349            129,156

              Deferred loan fees......................................................         (166)               (73)
              Allowance for loan losses...............................................       (1,331)            (1,078)
                                                                                          ---------           --------

                                                                                          $ 150,852            128,005
                                                                                          =========           ========

                                                                                                            (continued)


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(3)  Loans Receivable, Continued

    An analysis of the change in the allowance for loan losses follows (in thousands):

                                                                                          Year Ended December 31,
                                                                                          -----------------------
                                                                                     1999         1998            1997
                                                                                     ----         ----            ----
              Balance at beginning of year....................................    $ 1,078           848            777
                                                                                  -------      --------          -----

              Loans charged-off...............................................       (361)         (722)           (58)
              Recoveries   ...................................................          4             2             49
                                                                                  -------      --------          -----

                  Net loans charged-off.......................................       (357)         (720)            (9)
                                                                                  -------      --------          -----

              Provision for loan losses.......................................        610           950             80
                                                                                  -------      --------          -----

              Balance at end of year..........................................    $ 1,331         1,078            848
                                                                                  =======      ========          =====

    The following summarizes the amounts of impaired loans, a majority of which are collateral dependent (in thousands):

                                                                                                      At December 31,
                                                                                                      ---------------
                                                                                                     1999        1998
                                                                                                     ----        ----
              Loans identified as impaired:
                  Gross loans with no related allowance for losses..............................    $   -           -
                  Gross loans with related allowance for losses recorded........................      440       2,473
                  Less:  Allowances on these loans..............................................     (220)       (407)
                                                                                                    -----      ------

              Net investment in impaired loans..................................................    $ 220       2,066
                                                                                                    =====      ======

    The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                                             Year Ended December 31,
                                                                                             -----------------------
                                                                                         1999        1998        1997
                                                                                         ----        ----        ----
              Average investment in impaired loans..................................    $ 220       1,665         392
                                                                                        =====       =====       =====

              Interest income recognized on impaired loans..........................    $   -         157           -
                                                                                        =====       =====       =====

              Interest income received on impaired loans............................    $   -         157           -
                                                                                        =====       =====       =====

    No additional funds are committed to be advanced in connection with impaired loans.


                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(4) Premises and Equipment
     Premises and equipment is summarized as follows (in thousands):

                                                                                                 At December 31,
                                                                                                 ---------------
                                                                                               1999          1998
                                                                                               ----          ----
             Land.......................................................................    $   964             383
             Building...................................................................        180             180
             Leasehold improvements.....................................................      1,052           1,023
             Furniture, fixtures and equipment..........................................      2,433           3,446
                                                                                            -------         -------
               Total, at cost...........................................................      4,629           5,032
             Less accumulated depreciation and amortization.............................     (2,404)         (3,272)
                                                                                            -------         -------
               Net book value...........................................................    $ 2,225           1,760
                                                                                            =======         =======

   The Company leases four of its banking offices. Rental expense was approximately $487,000, $434,000 and $420,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Approximate future minimum annual rental payments under noncancellable leases are as follows (in thousands):

           Year Ending
           December 31,                                                                                     Amount
           ------------                                                                                     ------
               2000................................................................................       $    626
               2001................................................................................            635
               2002................................................................................            477
               2003................................................................................            228
               2004................................................................................            162
               Thereafter..........................................................................            155
                                                                                                          --------
               Total...............................................................................       $  2,283
                                                                                                          ========

(5)  Deposits

   The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000, was approximately $28.2 million and $22.7 million at December 31, 1999 and 1998, respectively.

   At December 31, 1999, the scheduled maturities of certificates of deposit are as follows (in thousands):

           Year Ending
           December 31,                                                                                     Amount
           ------------                                                                                     ------
               2000................................................................................        $ 49,400
               2001................................................................................          13,760
               2002................................................................................           7,760
               2003................................................................................           1,987
               2004 and thereafter.................................................................             113
                                                                                                           --------
                                                                                                           $ 73,020
                                                                                                           ========

(6) Other Borrowings

   The Company enters into investment repurchase agreements that require the Company to pledge securities as collateral for the balance in the accounts. At December 31, 1999 and 1998 the balance totaled $5,394,000 and $3,446,000, respectively and the Company pledged securities as collateral for these agreements with a carrying value of approximately $6,251,000 and $4,057,000, respectively.

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(7) Advances from Federal Home Loan Bank

     Maturities and interest rates of advances from the Federal Home Loan Bank
         ("FHLB") were as follows (dollars in thousands):

                 Year Ending                                                   Interest       At December 31,
                 December 31,                                                    Rate        1999         1998
                 ------------                                                 ---------      ----         ----
                     2000..................................................    4.55%     $  5,060              -
                     2007..................................................    5.47%        5,000          5,000
                     2008..................................................    5.09%       10,000         10,000
                     2009..................................................    4.61%        5,000              -
                     2009..................................................    4.95%       10,000              -
                                                                                         --------         ------

                         Total..............................................             $ 35,060         15,000
                                                                                         ========         ======

     The FHLB has the option to call the above advances at an earlier date than the maturity date. At December 31, 1999 and 1998, pursuant to the collateral agreement with the FHLB, advances are collateralized by the Company's FHLB stock and a blanket lien on the Company's qualifying first mortgage, one-to-four family residential loans.

(8)  Commitments and Contingencies

     In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

(9) Financial Instruments

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

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(9) Financial Instruments, Continued

     The estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                                         At December 31, 1999     At December 31, 1998
                                                                         --------------------     --------------------
                                                                          Carrying     Fair       Carrying       Fair
                                                                           Amount      Value       Amount        Value
                                                                           ------      -----       ------        -----
         Financial assets:
              Cash and cash equivalents..............................    $   6,909      6,909        3,471       3,471
              Securities available for sale..........................       46,157     46,157       51,275      51,275
              Loans receivable, net..................................      150,852    148,214      128,005     129,986
              Loans held for sale....................................        2,696      2,696          617         617
              Accrued interest receivable............................        1,375      1,375        1,270       1,270
              Other securities.......................................        2,232      2,232        1,714       1,714

         Financial liabilities:
              Deposit liabilities....................................      146,176    149,194      141,212     145,329
              Other borrowings.......................................        5,394      5,394        3,446       3,446
              Advances from Federal Home Loan Bank...................       35,060     32,545       15,000      14,751

    A summary of the notional amounts of the Company's financial instruments, which approximate fair value, with off balance sheet risk at December 31, 1999 follows (in thousands):

           Unfunded loan commitments at fixed rates.....................................  $   3,348
                                                                                          =========

           Unfunded loan commitments at variable rates..................................  $   8,184
                                                                                          =========

           Available lines of credit....................................................  $  16,548
                                                                                          =========

           Standby letters of credit....................................................  $   1,135
                                                                                          =========

(10)  Credit Risk

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

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(11) Income Taxes

   Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):


         Year Ended December 31, 1999:                                               Current       Deferred     Total
         -----------------------------                                               -------       --------     -----
              Federal.......................................................         $ 756           (108)        648
              State.........................................................            89            (19)         70
                                                                                     -----          -----       -----

                  Total.....................................................         $ 845           (127)        718
                                                                                     =====          =====       =====

         Year Ended December 31, 1998:
         -----------------------------

              Federal.......................................................           566              3         569
              State.........................................................            62              -          62
                                                                                     -----          -----       -----

                  Total.....................................................         $ 628              3         631
                                                                                     =====          =====       =====

         Year Ended December 31, 1997:
         -----------------------------

              Federal.......................................................           199            277         476
              State.........................................................            17             57          74
                                                                                     -----          -----       -----

                  Total.....................................................         $ 216            334         550
                                                                                     =====          =====       =====

     The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                   1999         1998             1997
                                                                                   ----         ----             ----
              Tax provision at statutory Federal rate.......................        34%           34%             34%
              Increase in taxes resulting from:.............................
                  State taxes, net of Federal tax benefit...................         3             3               3
                  Other.....................................................         -             -               1
                                                                                   ---          ----             ---

              Effective tax rates ..........................................        37%           37%             38%
                                                                                   ===          ====             ===

                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(11) Income Taxes, Continued

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities relate to the following (in thousands):

                                                                                                  At December 31,
                                                                                                  ---------------
                                                                                               1999             1998
                                                                                               ----             ----
              Deferred tax assets:
                  Allowance for loan losses................................................     $411             348
                  Depreciation.............................................................      131             115
                  Interest income from impaired loans......................................       16              45
                  Other....................................................................       22              37
                                                                                                ----            ----

                     Total gross deferred tax assets.......................................      580             545
                                                                                                ----            ----

              Deferred tax liabilities:
                  Deferred loan fees.......................................................      210             279
                  FHLB stock...............................................................       12              35
                  Other....................................................................       10              10
                                                                                                ----            ----

                     Total gross deferred tax liabilities..................................      232             324
                                                                                                ----            ----

                     Net deferred tax asset................................................     $348             221
                                                                                                ====            ====


(12)  Related Parties

     The Company has entered into transactions with officers, directors and principal stockholders in the ordinary course of business. Loans to such related parties amounted to approximately $3,483,000 and $2,480,000 at December 31, 1999 and 1998, respectively. During the year ended December 31, 1999, total principal additions were approximately $1,787,000 and total principal payments were approximately $784,000. Deposits from such related parties at December 31, 1999 and 1998 were approximately $5,176,000 and $4,218,000, respectively.

(13)  Profit Sharing Plan

     The Company sponsors a 401(k) profit sharing plan (the "Plan"). The Plan is available to all employees electing to participate after meeting certain length-of-service requirements. The Company's contributions to the Plan are discretionary and are determined annually. Expense relating to the Company's contributions to the Plan included in the accompanying consolidated financial statements was $26,000, $19,000 and $1,000 for 1999, 1998 and 1997, respectively.

(14)  Deferred Compensation Plans

     In 1998 a directors deferred compensation plan was adopted by the Board of Directors. The plan permits the directors to receive common stock of the Company in lieu of cash as payment of their annual retainer fee for being directors and provides the directors the opportunity to defer portions of these retainers. The total number of shares available under this plan is 22,500. For the years ended December 31, 1999 and 1998, a total of 11,228 and 6,924 shares, respectively were paid in lieu of cash of $109,500 and $106,456, respectively to the directors.

     In addition in 1998 certain directors received a total of 1,595 shares of common stock in payment for director fees totaling $23,821 that were accrued at December 31, 1997.

     In prior years, the Company had deferred compensation plans for certain directors that allowed for a portion of the participants earned compensation to be deferred and paid upon retirement, disability, death or termination of service at which time accrued benefits were payable in a lump-sum payment or in monthly installments for a period of 10 years. During 1998, the deferred compensation plans were terminated and all remaining obligations were paid in cash or through the issuance of 2,526 shares of common stock in lieu of cash of $38,837.

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(15)  Stock Award Plans

     Certain key employees and directors of the Company have options to purchase shares of the Company's common stock under a nonqualified stock option plan adopted in 1994. Under the plan, the total number of shares which may be issued is 300,000. At December 31, 1999, 5,581 shares remain available for grant. All per share amounts reflect the three-for-two stock split declared in February, 1998. In addition, in 1998 a new Incentive Compensation and Stock Award Plan was adopted under which both qualified and unqualified options can be granted and stock can be awarded to employees as compensation. A total of 200,000 options or shares can be granted to directors and employees of the Company under this plan. As of December 31, 1999, 129,957 options or shares remain available for grant. A summary of stock option transactions follows ($ in thousands, except per share amounts):

                                                                                  Range
                                                                                  of Per        Weighted-
                                                                                  Share         Average     Aggregate
                                                                    Number of     Option       Per Share      Option
                                                                     Shares       Price          Price         Price
                                                                     ------       -----          -----         -----
              Outstanding at December 31, 1996..................     108,351     $ 6.67-10.45       9.27        1,004

              Options granted...................................     135,963       9.55-10.03       9.61        1,307
              Options exercised.................................     (28,500)            6.67       6.67         (190)
              Options forfeited.................................     (10,233)      6.67-10.52       9.69          (99)
                                                                     -------                                   ------

              Outstanding at December 31, 1997..................     205,581       9.55-10.52       9.84        2,022

              Options granted...................................      75,551      10.03-15.38      12.21          923
              Options exercised.................................     (11,982)      9.55-10.52      10.02         (120)
              Options forfeited.................................      (1,200)            9.55       9.55          (11)
                                                                     -------                                   ------

              Outstanding at December 31, 1998..................     267,950       9.55-15.38      10.50        2,814

              Options granted...................................      55,250             9.75       9.75          539
              Options exercised.................................     (25,458)      9.67-10.52      10.15         (258)
              Options forfeited.................................      (5,580)           10.52      10.52          (59)
                                                                     -------                                   ------

              Outstanding at December 31, 1999..................     292,162     $ 9.55-15.38      10.39        3,036
                                                                     =======     ============      =====       ======


                                                                                                            (continued)

                                      F-20

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(15)  Stock Award Plans, Continued

     The weighted-average remaining contractual life of the outstanding stock options at December 31, 1999, 1998 and 1997 was thirty-five months, forty months and forty-nine months, respectively.

     These options are exercisable as follows:

                                                                                   Number         Weighted-Average
                  Year Ending                                                    of Shares        Exercise Price
                  -----------                                                    ---------        --------------
                     1999 ..................................................      198,370              $ 10.38
                     2000 ..................................................       48,909                10.22
                     2001 ..................................................       31,645                10.22
                     2002 ..................................................       11,738                11.08
                     2003 ..................................................        1,500                15.38
                                                                                 --------              -------

                                                                                  292,162              $ 10.39
                                                                                 ========              =======

    FASB Statement 123 requires proforma information regarding net earnings and earnings per share. This proforma information has been determined as if the Company had accounted for its stock options under the fair value method of that Statement and is as follows ($ in thousands, except per share amounts):

                                                                                       Year Ended December 31,
                                                                                       -----------------------
                                                                                   1999           1998        1997
                                                                                   ----           ----        ----
               Grant date fair value of options issued during the year..........$   1.32         3.24         3.53
                                                                                ========       ======         =====

               Net earnings:
                     As reported................................................$  1,223        1,053           914
                                                                                ========       ======         =====

                     Proforma...................................................$  1,071          771           767
                                                                                ========       ======         =====

               Basic earnings per share:
                     As reported................................................$    .56          .56           .68
                                                                                ========       ======         =====

                     Proforma ..................................................$    .49          .41           .56
                                                                                ========       ======         =====

               Diluted earnings per share:
                     As reported................................................$    .56          .55           .62
                                                                                ========       ======         =====

                     Proforma...................................................$    .49          .40           .51
                                                                                ========       ======         =====

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                    1999         1998          1997
                                                                                    ----         ----          ----
               Risk-free interest rate...........................................     6.0%          6.0%         6.0%
               Dividend yield....................................................     4.0%            -%           -%
               Expected volatility...............................................      16%           20%           -%*
               Expected life in years............................................ 5 or 10       5 or 10            5

    *  There was no active market in 1997.
                                                                                                        (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(15)  Stock Award Plans, Continued

    Also in April 1999, the Company awarded 6,935 shares of restricted common stock to employees under the 1998 Incentive Compensation and Stock Award Plan. Four years following the date of grant these restricted stock awards become entirely vested. The Company is amortizing these restricted stock awards into salaries and employee benefits over the four-year period. From the date awarded, the employees are entitled to dividends paid on common stock and may vote these shares. During the year ended December 31, 1999, 575 shares were forfeited due to employee termination and 240 shares became entirely vested.

(16)  Preferred Stock

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

(17)  Regulatory Matters

    Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Holding Company.

    The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999 and 1998, that the Company and the Bank met all capital adequacy requirements to which they are subject.


                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(17)  Regulatory Matters, Continued

    As of December 31, 1999, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and percents as of December 31, 1999 and 1998 are also presented in the table (dollars in thousands).

                                                                                    Minimum
                                                                                   To Be Well
                                                                                Capitalized Under
                                                        Minimum Capital          Prompt Corrective
                                     Actual               Requirement            Action Provisions:
                                ---------------        -----------------       ----------------------
                                Amount       %         Amount         %           Amount      %
                                ------       -         ------         -           ------      -
As of December 31, 1999:
    Total capital to Risk-
     Weighted assets:
         Consolidated .....   $26,871      19.42%      $11,069      8.00%           N/A        N/A
         Bank .............    23,476      16.68        11,259      8.00        $14,074      10.00%
    Tier I Capital to Risk-
     Weighted Assets:
         Consolidated .....    25,540      18.46         5,534      4.00            N/A        N/A
         Bank .............    22,145      15.74         5,627      4.00          8,441       6.00
    Tier I Capital
     to Average Assets
         Consolidated .....    25,540      12.03         8,492      4.00            N/A        N/A
         Bank .............    22,145      10.37         8,542      4.00         10,677       5.00

As of December 31, 1998:
    Total capital to Risk-
     Weighted assets:
         Consolidated .....    28,417      26.93         8,442      8.00            N/A        N/A
         Bank .............    21,916      20.70         8,468      8.00         10,585      10.00
    Tier I Capital to Risk-
     Weighted Assets:
         Consolidated .....    27,339      25.91         4,221      4.00            N/A        N/A
         Bank .............    20,838      19.69         4,234      4.00          6,351       6.00
    Tier I Capital
     to Average Assets
         Consolidated .....    27,339      14.61         7,485      4.00            N/A        N/A
         Bank .............    20,838      11.12         7,494      4.00          9,368       5.00

                                                                                       (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(18)  Stockholders' Equity

     The Board of Directors voted to split the common shares on a three-for-two basis effective in February, 1998. All per share amounts reflect this split.

     In 1999, the Company's Board of Directors approved a stock repurchase program. The program was allocated $3.0 million and as of December 31, 1999, the Company has repurchased 297,000 shares in treasury stock at a net cost of approximately $3.0 million.

     The Company's ability to pay cash dividends on its common stock is limited to the amount of dividends it could receive from the Bank plus its own cash and cash equivalents, which amounted to $3.214 million at December 31, 1999. The amount of dividends the Bank is permitted to pay to the Company is restricted to 100% of its calendar year-to-date net profits plus retained net profits for the preceding two years. Twenty percent of the net profits in the preceding two-year period may not be paid in dividends, but must be retained to increase capital surplus until such surplus equals the amount of the Bank's common stock then outstanding. In addition, no Bank may pay a dividend at any time that net profits in the current year when combined with net profits from the preceding two years produce a loss. Under Florida law, a Florida chartered commercial bank may not pay cash dividends that would cause the Bank's capital to fall below the minimum amount required by Federal or Florida law.

(19)  Earnings Per Share

     Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to earnings that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. For purposes of calculating diluted earnings per share in 1997, because there was no active trading market for the Company's common stock, the average book value per share was used. All per share amounts reflect the three-for-two stock split declared in February 1998. Earnings per common share have been computed based on the following (dollars in thousands):

                                                                                         Years Ended December 31,
                                                                                      1999        1998         1997
                                                                                      ----        ----         ----
              Net earnings...................................................... $      1,223        1,053         914
              Less: Preferred stock dividends...................................            -          (27)        (81)
                                                                                 ------------  -----------   ----------

              Net earnings applicable to common stock........................... $      1,223        1,026         833
                                                                                 ============  ===========   =========

              Weighted-average number of common shares outstanding..............    2,197,503    1,826,613   1,224,441
              Effect of dilutive options........................................        6,741       27,998         435
              Effect of dilutive convertible preferred stock....................            -            -     121,761
                                                                                 ------------  -----------   ---------

              Weighted-average number of common shares outstanding used
                  to calculate diluted earnings per common share................    2,204,244    1,854,611   1,346,637
                                                                                 ============  ===========   =========


                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(20) Comprehensive Income

    The Company adopted SFAS 130, Reporting Comprehensive Income, as of January
       1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net earnings, are components of comprehensive income. The adoption of SFAS 130 had no effect on the Company's net earnings or stockholders' equity. The components of other comprehensive income and related tax effects are as follows (in thousands):


                                                                                    Before        Tax          After
                                                                                     Tax         Effect         Tax
                                                                                     ---         ------         ---
         For the Year Ended December 31, 1999:

           Unrealized holding losses.............................................  $(1,125)       424           (701)
           Reclassification adjustment for gains included
             in net earnings.....................................................      (38)        14            (24)
                                                                                   -------        ---            ---

                                                                                   $(1,163)       438           (725)
                                                                                   =======        ===            ===

         For the Year Ended December 31, 1998:

           Unrealized holding losses.............................................      (85)        32            (53)
           Reclassification adjustment for gains included
             in net earnings.....................................................     (298)       112           (186)
                                                                                   -------        ---            ---

                                                                                   $  (383)       144           (239)
                                                                                   =======        ===            ===

         For the Year Ended December 31, 1997:

           Unrealized holding gains..............................................      200        (74)           126
           Reclassification adjustment for gains included
             in net earnings.....................................................      (29)        11            (18)
                                                                                   -------        ---            ---

                                                                                   $   171        (63)           108
                                                                                   =======        ===            ===

                                                                                                            (continued)

                                      F-25

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(21)  Holding Company Financial Information

    The Holding Company's unconsolidated financial information is as follows (in thousands):

                            Condensed Balance Sheets
                                                                                                     At December 31,
                                                                                                     ---------------
                                                                                                    1999         1998
                                                                                                    ----         ----
                  Assets

              Cash and cash equivalents......................................................    $  3,214        6,351
              Investment in subsidiaries.....................................................      21,195       20,584
              Other assets...................................................................         176          106
                                                                                                 --------      -------

                  Total assets...............................................................    $ 24,585       27,041
                                                                                                 ========      =======

                  Liabilities and Stockholders' Equity

              Other liabilities..............................................................           2            6
              Stockholders' equity...........................................................      24,583       27,035
                                                                                                 --------      -------

                  Total liabilities and stockholders' equity.................................    $ 24,585       27,041
                                                                                                 ========      =======

                        Condensed Statements of Earnings

                                                                                       For the Year Ended December 31,
                                                                                       -------------------------------
                                                                                       1999          1998         1997
                                                                                       ----          ----         ----
              Revenues...........................................................    $     -           16          665
              Expenses...........................................................       (113)          64          752
                                                                                     -------       ------       ------

                  Loss before earnings of subsidiaries...........................       (113)         (48)         (87)
                  Earnings of subsidiaries.......................................      1,336        1,101        1,001
                                                                                     -------       ------       ------

                  Net earnings...................................................    $ 1,223        1,053          914
                                                                                     =======       ======       ======

                                                                                                            (continued)


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(21)  Holding Company Financial Information, Continued

                       Condensed Statements of Cash Flows

                                                                            For the Year Ended December 31,
                                                                            -------------------------------
                                                                            1999          1998       1997
                                                                            ----          ----       ----
Cash flows from operating activities:
     Net earnings .......................................................   $ 1,223      1,053        914
     Adjustments to reconcile net earnings to net
       cash provided by (used in) operating activities:
         Common stock issued as compensation for services ...............       109        170          -
         Shares committed to participants in incentive stock plan .......        12          -          -
         (Increase) decrease in other assets ............................       (70)       (11)        54
         Decrease in other liabilities ..................................        (4)       (92)      (143)
                                                                            -------    -------    -------

            Net cash provided by operating activities ...................     1,270      1,120        825
                                                                            -------    -------    -------

Cash flows provided by investing activities-
     Net increase in investment in subsidiaries .........................    (1,336)    (7,102)    (1,187)
                                                                            -------    -------    -------

Cash flows from financing activities:
     Proceeds from issuance of preferred stock ..........................         -         10        201
     Proceeds from issuance of common stock .............................         -     12,076          -
     Cash dividends paid on preferred stock .............................         -          -        (12)
     Cash dividends paid on common stock ................................      (329)         -          -
     Purchase of Treasury Stock .........................................    (3,000)         -          -
     Proceeds from exercise of stock options ............................       258        120        190
                                                                            -------    -------    -------

            Net cash (used in) provided by financing activities .........    (3,071)    12,206        379
                                                                            -------    -------    -------

Net (decrease) increase in cash and cash equivalents ....................    (3,137)     6,224         17

Cash and cash equivalents at beginning of the year ......................     6,351        127        110
                                                                            -------    -------    -------

Cash and cash equivalents at end of year ................................   $ 3,214      6,351        127
                                                                            =======    =======    =======

Noncash transactions:
     Change in investment in subsidiaries due to accumulated other comprehensive income (loss), change in securities available
         for sale .......................................................   $  (725)      (239)       108
                                                                            =======    =======    =======

     Dividends payable on preferred stock................................   $     -          -          4
                                                                            =======    =======    =======

     Stock dividends paid on preferred stock ............................   $     -         27         65
                                                                            =======    =======    =======

     Activity in stock incentive plan, net ..............................   $    50          -          -
                                                                            =======    =======    =======

(22) Year 2000 Issues

    The Company's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected the Company's operations nor does management expect that it will. However, the Company has not determined what effect it has had on its customers and vendors. Any adverse effect it might have on the Company because of vendors and customers noncompliance has not been determined.

            Independent Auditors' Report on Supplementary Information



Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

    We have audited the accompanying consolidated financial statements of Pointe Financial Corporation and Subsidiaries at and for the year ended December 31, 1999, and have issued our report thereon dated January 21, 2000. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidating information in the accompanying schedules is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.




HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
January 21, 2000


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                           Consolidating Balance Sheet
                                December 31, 1999
                                 (In thousands)

                                                            Pointe               Pointe
                                                          Financial    Pointe   Financial              Consolidated
                                                         Corporation    Bank    Services   Eliminations    Total
                                                         -----------    ----    --------   ------------    -----
    Assets

Cash and due from banks ...............................  $  3,214       6,822           7      (3,221)      6,822
Interest bearing deposits with banks ..................         -          87           -           -          87
                                                         --------    --------    --------    --------    --------

         Total cash and cash equivalents ..............     3,214       6,909           7      (3,221)      6,909

Securities available for sale .........................         -      46,157           -           -      46,157
Loans receivable, net .................................         -     150,852           -           -     150,852
Loans held for sale ...................................         -       2,696           -           -       2,696
Accrued interest receivable ...........................         -       1,375           -           -       1,375
Premises and equipment, net ...........................         -       2,225           -           -       2,225
Other securities ......................................         -       2,232           -           -       2,232
Foreclosed real estate ................................         -         257           -           -         257
Investment in subsidiaries ............................    21,195          --           -     (21,195)          -
Deferred income tax asset .............................        (1)        349           -           -         348
Other assets ..........................................       177         428           -           -         605
                                                         --------    --------    --------    --------    --------

         Total ........................................  $ 24,585     213,480           7     (24,416)    213,656
                                                         ========    ========    ========    ========    ========

    Liabilities and Stockholders' Equity

Liabilities:
    Deposits ..........................................         -     149,397           -      (3,221)    146,176
    Official checks ...................................         -       1,075           -           -       1,075
    Other borrowings ..................................         -       5,394           -           -       5,394
    Advances from the Federal Home
         Loan Bank ....................................         -      35,060           -           -      35,060
    Accrued interest payable ..........................         -         688           -           -         688
    Advance payments for taxes and insurance ..........         -         451           -           -         451
    Other liabilities .................................         2         227           -           -         229
                                                         --------    --------    --------    --------    --------

         Total liabilities ............................         2     192,292           -      (3,221)    189,073
                                                         --------    --------    --------    --------    --------

Stockholders' equity:
    Common stock ......................................        23       3,006           1      (3,007)         23
    Additional paid-in capital ........................    23,753      12,962         220     (13,182)     23,753
    Retained earnings .................................     4,959       6,322        (214)     (6,108)      4,959
    Accumulated other comprehensive income (loss) .....    (1,102)     (1,102)          -       1,102      (1,102)
    Treasury stock ....................................    (3,000)          -           -           -      (3,000)
    Stock incentive plan ..............................       (50)          -           -           -         (50)
                                                         --------    --------    --------    --------    --------

         Total stockholders' equity ...................    24,583      21,188           7     (21,195)     24,583
                                                         --------    --------    --------    --------    --------

         Total ........................................  $ 24,585     213,480           7     (24,416)    213,656
                                                         ========    ========    ========    ========    ========

                                                                                                       (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidating Statement of Operations
                          Year Ended December 31, 1999
                                 (In thousands)

                                                             Pointe                Pointe
                                                           Financial    Pointe    Financial                Consolidated
                                                           Corporation   Bank      Services   Eliminations     Total
                                                           -----------   ----      --------   ------------     -----
Interest income:
    Loans receivable ..............................         $     -     12,361         -                 -     12,361
    Securities available for sale .................               -      2,581         -                 -      2,581
    Other interest earning assets .................               -        102         -                 -        102
                                                            -------    -------       ---           -------    -------

         Total interest income ....................               -     15,044         -                 -     15,044
                                                            -------    -------       ---           -------    -------

Interest expense:
    Deposits ......................................               -      5,331         -                 -      5,331
    Borrowings ....................................               -      1,573         -                 -      1,573
                                                            -------    -------       ---           -------    -------

         Total interest expense ...................               -      6,904         -                 -      6,904
                                                            -------    -------       ---           -------    -------

Net interest income ...............................               -      8,140         -                 -      8,140

         Provision for loan losses ................               -        610         -                 -        610
                                                            -------    -------       ---           -------    -------

Net interest income after provision for loan losses               -      7,530         -                 -      7,530
                                                            -------    -------       ---           -------    -------

Noninterest income:
    Service charges on deposit accounts ...........               -        663         -                 -        663
    Loan servicing fees ...........................               -         55         -                 -         55
    Net gains from sale of loans ..................               -         32         -                 -         32
    Net realized gains on sales of securities .....               -         38         -                 -         38
    Earnings of subsidiaries ......................           1,336          -         -            (1,336)         -
    Other .........................................               -        343         -                 -        343
                                                            -------    -------       ---           -------    -------

         Total noninterest income .................           1,336      1,131         -            (1,336)     1,131
                                                            -------    -------       ---           -------    -------

Noninterest expenses:
    Salaries and employee benefits ................              12      3,362         -                 -      3,374
    Occupancy expense .............................               -      1,133         -                 -      1,133
    Advertising and promotion .....................              40        285         -                 -        325
    Professional fees .............................              42        231         -                 -        273
    Federal deposit insurance premiums ............               -        102         -                 -        102
    Data processing ...............................               4        359         -                 -        363
    Other .........................................              82      1,068         -                 -      1,150
                                                            -------    -------       ---           -------    -------

         Total noninterest expenses ...............             180      6,540         -                 -      6,720
                                                            -------    -------       ---           -------    -------

         Earnings before income taxes .............           1,156      2,121         -            (1,336)     1,941

    Income taxes (benefit) ........................             (67)       785         -                 -        718
                                                            -------    -------       ---           -------    -------

         Net earnings .............................         $ 1,223      1,336         -            (1,336)     1,223
                                                            =======    =======       ===           =======    =======


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

The following table sets forth information concerning the executive officers of the Company and the Bank.

Name                                     Position                                                       Age
----                                     --------                                                       ---
R. Carl Palmer, Jr.                 Director and President and Chief Executive Officer of the            59
                                    Company and the Bank

Beverly P. Chambers                 Executive Vice President of the Company and the Bank                 49

Bradley R. Meredith                 Senior Vice President and Chief Financial Officer of the             46
                                    Company and the Bank

Dennis Reed                         Senior Vice President of the Company and the Bank                    56

R. Carl Palmer, Jr. Mr. Palmer joined the Company and Bank in 1995 as Chief Executive Officer, President and director. He began his banking career at Chemical Bank in New York in 1964. In 1979, he moved to south Florida as an Executive Vice President for Southeast Banking Corporation, where he first became associated with Beverly Chambers and Dennis Reed. During his tenure at that bank with $17 billion in assets, he had responsibilities for business development, commercial banking and retail banking. From 1988 to 1991, he was President, Chief Operating Officer and director of BancFlorida in Naples, Florida. He became a Senior Associate with Martin W. Taplin & Associates, Inc., a real estate investment firm, in 1991. Mr. Palmer received a B.A. from Dartmouth College in 1962, an M.B.A. from Amos Tuck School in 1963 and a J.D. from New York Law School in 1969. Mr. Palmer resides in Palm Beach County.

Beverly P. Chambers. Ms. Chambers joined the Company in 1995 with twenty-five years of banking experience and manages business banking, loan administration, marketing and human resources. Prior to joining the Company, she spent three years as a Senior Vice President and Manager of Private Banking for NationsBank of Florida. Prior to that position, Ms. Chambers was a Senior Vice President of Southeast Banking Corporation managing commercial banking, marketing and private banking departments. Ms. Chambers received an M.S. from Florida State University in 1973. Ms. Chambers resides in Broward County.

Bradley R. Meredith. Mr. Meredith joined the Company in 1997, after eight years as Executive Vice President and Chief Financial Officer for First Family Financial Corporation in central Florida. The majority of his seventeen years of banking experience has been with community banks. Mr. Meredith graduated from DePaul University with a B.S. in Finance in 1982. Mr. Meredith received a diploma from the Graduate School of Banking at the University of Wisconsin in 1989. Mr. Meredith resides in Palm Beach County.

Dennis Reed. Mr. Reed joined the Company in 1996 with twenty-nine years of banking experience, primarily in operations, retail banking and residential mortgage lending. His most recent experience was five years as Senior Vice President of Bank Operations and Retail Lending with BancFlorida, FSB, preceded by six years as Senior Vice President of Bank Operations with Southeast Bank. Mr. Reed managed operations, retail banking and residential mortgage lending. Mr. Reed passed away on January 15, 2000.

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

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
     (a) The Following Documents Are Filed as Part of this Report:

           (1)        Financial Statements.

                      The following consolidated financial statements of the Company and the report of the independent certified public accountants thereon filed with this report:
                      Report of Independent Certified Public Accountants (Hacker, Johnson, Cohen & Grieb, P.A.)
                      Consolidated Statements of Financial Condition as of December 31, 1999 and 1998. Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.
                      Consolidated Statements of Stockholder's Equity for the years ended December 31, 1999, 1998 and 1997.
                      Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.
                      Notes to Consolidated Financial Statements.

           (2)        Financial Statement Schedules.

                      Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

           (3)        Exhibits.*

           2.1 Plan of Merger and Merger Agreement dated February 14, 1997 by and between Pointe Federal Savings Bank and Pointe Bank (Exhibit 2.1 to the Registrant's Form SB-2 Registration Statement, File No. 333-49835, as initially filed with the Securities and Exchange Commission on April 9, 1998 [the "Registration Statement"]).

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

           10.12**    1998 Incentive Compensation and Stock Award Plan.

           10.13*** Employment agreement between the company and R. Carl Palmer, Jr.

           10.14*** Employment agreement between the company and Beverly P. Chambers

           10.15*** Employment agreement between the company and Bradley R. Meredith

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

***      Contracts with Management.

         (b) Reports of Form 8-K.

          During the quarter ended December 31, 1999, the Company filed a form 8-K on October 15, 1999 herein incorporated by reference.

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

                                           POINTE FINANCIAL CORPORATION

                                           By: /s/ R. Carl Palmer, Jr.
                                               ----------------------------
                                           R. Carl Palmer, Jr.
                                           Chief Executive Officer and President

                                           Dated: February 23, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                                Title                                                    Date
----                                                -----                                                    ----
/s/ Roberto Kassin                           Chairman of the Board                                    February 23, 2000
----------------------------
Roberto Kassin

/s/ Timothy McGinn                           Vice Chairman of the Board                               February 23, 2000
----------------------------
Timothy McGinn

/s/ R. Carl Palmer, Jr.                      Chief Executive Officer,                                 February 23, 2000
----------------------------                   President and Director
R. Carl Palmer, Jr.

/s/Bradley R. Meredith                       Chief Financial Officer,                                 February 23, 2000
----------------------------                   Senior Vice President
Bradley R Meredith

/s/ Steven Elias                             Director                                                 February 23, 2000
----------------------------
Steven Elias

/s/ Morris Massry                            Director                                                 February 23, 2000
----------------------------
Morris Massry

/s/ D. Richard Mead, Jr.                     Director                                                 February 23, 2000
----------------------------
D. Richard Mead, Jr.

/s/ Parker D. Thomson                        Director                                                 February 23, 2000
----------------------------
Parker    D. Thomson