Form 10QSB
period 2000-03-31
POINTE FINANCIAL CORP
filed 2000-05-11
CIK 917331

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]       Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

              For the quarterly period ended March 31, 2000

         Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from _________ to _________

Commission file number 0-24433
                      --------

                          POINTE FINANCIAL CORPORATION
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                           65-0451402
--------------------------                              ------------
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

YES  [X]    NO
               ----
   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                  2,013,018 shares
--------------------------------------          -----------------------------
               (class)                          Outstanding at April 26, 2000

   Transitional small business disclosure format (check one):

YES  [ ]       NO [X]

================================================================================




                                      POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                                          INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
   ----------------------------                                                                              ----

     Condensed Consolidated Balance Sheets -
       at March 31, 2000 (unaudited) and at December 31, 1999...................................................2

     Condensed Consolidated Statements of Earnings -
       Three Months ended March 31, 2000 and 1999 (unaudited)...................................................3

     Condensed Consolidated Statement of Changes in Stockholders' Equity -
       Three Months ended March 31, 2000 (unaudited)............................................................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months ended March 31, 2000 and 1999 (unaudited).................................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited).........................................7-8

     Review by Independent Certified Public Accountants.........................................................9

     Report on Review by Independent Certified Public Accountants..............................................10

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................................................11-14

   Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................................14

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................................................14

   Item 6.  Exhibits and Reports on Form 8-K...................................................................15

SIGNATURES.....................................................................................................16



                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                                        At
                                                                                           ---------------------------
                                                                                            March 31,      December 31,
    Assets                                                                                    2000            1999
                                                                                              ----            ----
                                                                                           (Unaudited)
Cash and due from banks                                                                    $   5,058            6,822
Interest-bearing deposits with banks                                                             131               87
                                                                                           ---------        ---------

       Total cash and cash equivalents                                                         5,189            6,909

Securities available for sale                                                                 55,097           46,157
Loans receivable, net of allowance for loan losses of $1,446
   in 2000 and $1,331 in 1999                                                                150,816          150,852
Loans held for sale                                                                            9,794            2,696
Accrued interest receivable                                                                    1,661            1,375
Premises and equipment, net                                                                    2,200            2,225
Federal Home Loan Bank stock, at cost                                                          2,326            1,753
Federal Reserve Bank stock, at cost                                                              479              479
Foreclosed real estate                                                                             -              257
Deferred income tax asset                                                                        348              348
Other assets                                                                                     518              605
                                                                                           ---------        ---------

       Total                                                                               $ 228,428          213,656
                                                                                           =========        =========

   Liabilities and Stockholders' Equity

Liabilities:
   Noninterest-bearing demand deposits                                                        22,539           21,370
   Savings and NOW deposits                                                                   12,501           13,640
   Money-market deposits                                                                      37,394           38,146
   Time deposits                                                                              74,718           73,020
                                                                                            --------          -------

       Total deposits                                                                        147,152          146,176

   Official checks                                                                             1,426            1,075
   Other borrowings                                                                            7,393            5,394
   Advances from Federal Home Loan Bank                                                       45,470           35,060
   Accrued interest payable                                                                      692              688
   Advance payments by borrowers for taxes and insurance                                         721              451
   Other liabilities                                                                             879              229
                                                                                           ---------          -------

       Total liabilities                                                                     203,733          189,073
                                                                                           ---------          -------

Stockholders' equity:
   Preferred stock                                                                                 -                -
   Common stock                                                                                   23               23
   Additional paid-in capital                                                                 23,753           23,753
   Retained earnings                                                                           5,230            4,959
   Accumulated other comprehensive income (loss)                                              (1,265)          (1,102)
   Treasury stock                                                                             (3,000)          (3,000)
   Stock incentive plan                                                                          (46)             (50)
                                                                                           ---------          -------

       Total stockholders' equity                                                             24,695           24,583
                                                                                           ---------          -------

       Total                                                                               $ 228,428          213,656
                                                                                           =========          =======


See Accompanying Notes to Condensed Consolidated Financial Statements.


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                  (Dollars in thousands, except share amounts)

                                                                         Three Months Ended
                                                                             March 31,
                                                                        --------------------
                                                                        2000            1999
                                                                        ----            ----
                                                                            (Unaudited)
Interest income:
    Loans receivable                                                   $    3,435        2,900
    Securities                                                                800          621
    Other interest earning assets                                               9            9
                                                                       ----------   ----------

         Total interest income                                              4,244        3,530
                                                                       ----------   ----------

Interest expense:
    Deposits                                                                1,408        1,303
    Borrowings                                                                617          289
                                                                       ----------   ----------

         Total interest expense                                             2,025        1,592
                                                                       ----------   ----------

Net interest income                                                         2,219        1,938

         Provision for loan losses                                            165          155
                                                                       ----------   ----------

Net interest income after provision for loan losses                         2,054        1,783
                                                                       ----------   ----------

Noninterest income:
    Service charges on deposit accounts                                       187          147
    Loan servicing fees                                                        12           15
    Net realized gains on sale of securities                                   --           29
    Other                                                                      99           91

         Total noninterest income                                             298          282
                                                                       ----------   ----------

Noninterest expenses:
    Salaries and employee benefits                                            947          808
    Occupancy expense                                                         281          267
    Advertising and promotion                                                  59           77
    Professional fees                                                          56           46
    Data processing                                                            98           80
    Other                                                                     335          307

         Total noninterest expenses                                         1,776        1,585
                                                                       ----------   ----------

         Earnings before income taxes                                         576          480

Income taxes                                                                  204          178
                                                                       ----------   ----------

         Net earnings                                                  $      372          302
                                                                       ==========   ==========

Earnings per share:
    Basic                                                              $      .18          .13
                                                                       ==========   ==========

    Diluted                                                            $      .18          .13
                                                                       ==========   ==========

Weighted average shares outstanding for Basic                           2,013,018    2,284,593
                                                                       ==========   ==========

Weighted average shares outstanding for Diluted                         2,013,018    2,294,253
                                                                       ==========   ==========

Dividends per share                                                    $      .05           --
                                                                       ==========   ==========

See Accompanying Notes to Condensed Consolidated Financial Statements


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                        Three Months Ended March 31, 2000
                                 (In thousands)



                                                                                                     Accumulated
                                                                                                        Other
                                                                                                       Compre-
                                                          Additional     Stock                         hensive     Total
                                                  Common    Paid-In    Incentive  Treasury  Retained    Income  Stockholders'
                                                  Stock     Capital      Plan      Stock     Earnings   (Loss)    Equity
                                                  -----     -------      ----      -----     --------   ------    ------
Balance at December 31, 1999                      $    23    23,753       (50)    (3,000)     4,959     (1,102)    24,583
                                                                                                                  -------

Comprehensive income:
     Net earnings (unaudited)                          --        --        --         --        372         --        372

     Net change in unrealized
         loss on securities available for sale,
         net of tax of $98 (unaudited)                 --        --        --         --         --       (163)      (163)
                                                  -------    ------   -------     ------     ------     ------    -------

Comprehensive income (unaudited)                                                                                      209
                                                                                                                  -------

Shares committed to participants
     in stock incentive plans (unaudited)              --        --         4         --         --         --          4

Cash dividends paid (unaudited)                        --        --        --         --       (101)        --       (101)
                                                  -------    ------   -------     ------     ------     ------    -------

Balance at March 31, 2000 (unaudited)             $    23    23,753       (46)    (3,000)     5,230     (1,265)    24,695
                                                  =======   =======   =======    =======    =======    =======    =======


See Accompanying Notes to Condensed Consolidated Financial Statements


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                          2000            1999
                                                                                          ----            ----
                                                                                               (Unaudited)
Cash flows from operating activities:
 Net earnings                                                                             $    372         302
 Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
        Provision for loan losses                                                              165         155
        Depreciation                                                                           109         105
        Net amortization of fees, premiums, discounts and other                                  1           3
        Shares committed to participants in incentive stock plans                                4          --
        Gain on sale of securities                                                              --         (29)
        Originations of loans held for sale                                                   (478)     (1,066)
        Increase in accrued interest receivable                                               (286)        (85)
        Decrease (increase) in other assets                                                    183        (165)
        Increase (decrease) in official checks                                                 351        (724)
        Increase (decrease) in accrued interest payable                                          4         (81)
        Increase in other liabilities                                                          650         282
                                                                                          --------    --------

            Net cash provided by (used in) operating activities                              1,075      (1,303)
                                                                                          --------    --------

Cash flows from investing activities:
    Purchase of securities available for sale                                              (11,490)     (8,792)
    Proceeds from sale of securities available for sale                                      2,004      12,070
    Maturities and calls of securities available for sale                                       --       3,705
    Principal repayments on securities available for sale                                      254         834
    Net increase in loans                                                                   (6,717)     (9,616)
    Net proceeds from sale of foreclosed real estate                                           257         195
    Purchase of premises and equipment, net                                                    (84)       (113)
    Net increase in other securities                                                          (573)        (65)
                                                                                          --------    --------

            Net cash used in investing activities                                          (16,349)     (1,782)
                                                                                          --------    --------

Cash flows from financing activities:
    Net increase (decrease) in deposits                                                        976      (2,496)
    Net increase in advances from Federal Home Loan Bank                                    10,410      10,000
    Net increase (decrease) in other borrowings                                              1,999        (391)
    Increase in advance payments by borrowers for taxes and insurance                          270         301
    Proceeds from issuance of common stock                                                      --         258
    Cash dividends paid on common stock                                                       (101)         --
                                                                                          --------    --------

            Net cash provided by financing activities                                       13,554       7,672
                                                                                          --------    --------

            Net (decrease) increase in cash and cash equivalents                            (1,720)      4,587

Cash and cash equivalents at beginning of period                                             6,909       3,471
                                                                                          --------    --------

Cash and cash equivalents at end of period                                                $  5,189       8,058
                                                                                          ========    ========

                                                                                                    (continued)



                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows, Continued
                                 (In thousands)

                                                                                                 Three Months Ended
                                                                                                    March 31,
                                                                                                2000            1999
                                                                                                ----            ----
                                                                                                     (Unaudited)
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest                                                                                     $ 2,021      1,673
                                                                                                 =======      =====

    Income taxes                                                                                 $    --         40
                                                                                                 =======      =====

 Noncash transactions:
    Accumulated other comprehensive income (loss), change in unrealized
        loss on securities available for sale, net                                               $  (163)      (190)
                                                                                                 =======      =====

     Activity in stock incentive plans                                                           $     4         --
                                                                                                 =======      =====

     Transfer of loans to loans held for sale                                                    $ 6,736         --
                                                                                                 =======      =====



See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


1. General. In the opinion of the management of Pointe Financial Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2000 and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations and other data for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

        Pointe Financial Corporation (the "Holding Company") was incorporated under the laws of the State of Florida in September 1993. The Holding Company"s principal business is conducted through Pointe Bank (the "Bank"), a state-chartered commercial bank. The Holding Company and the Bank are collectively referred to as the "Company." The Bank provides a wide range of community banking services to small and middle-market business and individuals through its five banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida.

        On March 12, 2000, the Company received approval of the election to become a Financial Holding Company from the Board of Governors of the Federal Reserve System. The Company plans to use the expanded business capacity to broaden the services it provides to its clients.

2. Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                             ---------
                                                                                                       2000             1999
                                                                                                       ----             ----
    Balance at beginning of period                                                                    $ 1,331          1,078
    Provision charged to earnings                                                                         165            155
    (Charge-offs), net of recoveries                                                                      (50)            (5)
                                                                                                      -------        -------

    Balance at end of period                                                                          $ 1,446          1,228
                                                                                                      =======        =======

The following summarizes the amount of impaired loans (in thousands):

                                                                                                                  At
                                                                                                      --------------------------
                                                                                                      March 31,     December 31,
                                                                                                        2000            1999
                                                                                                      -------         -------
    Loans identified as impaired:
        Gross loans with related allowance for losses recorded                                        $   260            440
        Less allowance on these loans                                                                     (97)          (220)
                                                                                                      -------        -------

    Net investment in impaired loans                                                                  $   163            220
                                                                                                      =======        =======

 The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                                                         Three Months Ended
                                                                                                               March 31,
                                                                                                         2000           1999
                                                                                                      -------         -------
    Average net investment in impaired loans                                                          $   187            220
                                                                                                      =======        =======

    Interest income recognized on impaired loans                                                      $    --             --
                                                                                                      =======        =======

    Interest income received on impaired loans                                                        $    --             --
                                                                                                      =======        =======

                                                                                                                  (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

3. Earnings Per Share . Earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 1999 outstanding stock options are considered dilutive securities for purposes of calculating diluted earnings per share. The following table presents the calculations of earnings per share ($ in thousands, except per share amounts).

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                  2000                                         1999
                                --------------------------------------     ------------------------------------------
                                                 Weighted-                                   Weighted-
                                                  Average                                     Average
                                Earnings          Shares       Per Share    Earnings          Shares         Per Share
                               (Numerator)     (Denominator)    Amount     (Numerator)     (Denominator)      Amount
                               -----------     -------------    ------     -----------     -------------      -------
    Basic Earnings Per Share:
        Net earnings available
          to common

          stockholders               $ 372         2,013,018    $ .18        $  302         2,284,593         $ .13
                                                                =====                                         =====

    Effect of dilutive
      securities-
        Incremental shares
          from assumed
          exercise of
          options utilizing the
           treasury stock method                          --                                    9,660
                                                   ---------                                ----------

    Diluted Earnings Per Share:
        Net earnings available
          to common
          stockholders
          and assumed
          conversions                $ 372         2,013,018    $ .18        $ 302          2,294,253         $ .13
                                     =====         =========    =====        =====          =========         =====

4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2000 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                         Regulatory
                                                                                            Actual       Requirement
                                                                                            ------       -----------
        Total capital to risk-weighted assets                                               16.93%           8.00%
        Tier I capital to risk-weighted assets                                              15.91%           4.00%
        Tier I capital to total assets - leverage ratio                                     10.16%           4.00%

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

               Review by Independent Certified Public Accountants


Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Pointe Financial Corporation and subsidiaries (the "Company") as of March 31, 2000, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2000 and 1999, and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
April 14, 2000

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

               Comparison of March 31, 2000 and December 31, 1999


 Liquidity and Capital Resources
 The Company's primary source of cash during the three months ended March 31, 2000 was from an increase in advances from the Federal Home Loan Bank of $10.4 million, an increase in other borrowings of $2.0 million and proceeds from the sale of securities available for sale of $2.0 million. Cash was used primarily for net loan originations of $7.2 million and the purchase of securities totaling $11.5 million. At March 31, 2000, the Company had outstanding commitments to originate loans of $12.7 million and time deposits of $50.8 million which mature in one year or less. It is expected that these requirements will be funded from the sources described above. At March 31, 2000, the Bank exceeded its regulatory liquidity requirements.

 The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                 Three Months                      Three Months
                                                                    Ended           Year Ended        Ended
                                                                   March 31,       December 31,      March 31,
                                                                     2000             1999             1999
                                                                     ----             ----             ----
        Average equity as a percentage
           of average assets                                        10.77%           12.95%           14.11%

        Equity to total assets at end of period                     10.81%           11.51%           13.94%

        Return on average assets (1)                                  .65%             .60%             .63%

        Return on average equity (1)                                 6.08%            4.67%            4.46%

        Noninterest expense to average assets (1)                    3.13%            3.32%            3.30%

        Nonperforming loans and foreclosed real estate to
           total assets at end of period                              .65%             .83%             .86%



        (1)  Annualized for the three months ended March 31, 2000 and 1999.

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


                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                    2000                          1999
                                                      -----------------------------     ----------------------------
                                                                Interest    Average              Interest    Average
                                                      Average      and      Yield/      Average    and        Yield/
                                                      Balance   Dividends    Rate       Balance  Dividends    Rate
                                                      -------   ---------   -------     -------  ---------   -------
                                                                          ($ in Thousands)
Interest-earning assets:
   Loans                                            $ 159,485       3,435      8.62%   $ 133,404     2,900     8.70%
   Securities                                          56,933         800      5.62       47,851       621     5.19
   Other interest-earning assets (1)                      544           9      6.62          765         9     4.71
                                                    ---------     -------              ---------   -------

       Total interest-earning assets                  216,962       4,244      7.82      182,020     3,530     7.76
                                                                  -------                          -------

   Noninterest-earning assets (2)                      10,243                             10,003
                                                    ---------                          ---------

       Total assets                                 $ 227,205                          $ 192,023
                                                    =========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits                            12,521          47      1.50       12,640        47     1.49
   Money-market deposits                               37,461         380      4.06       39,542       363     3.67
   Time deposits                                       74,392         981      5.27       67,863       893     5.26
   Borrowings (3)                                      50,664         617      4.87       23,015       289     5.02
                                                    ---------     -------              ---------   -------

       Total interest-bearing liabilities             175,038       2,025      4.63      143,060     1,592     4.45
                                                                  -------                          -------

   Demand deposits                                     24,519                             19,062
   Noninterest-bearing liabilities                      3,186                              2,803
   Stockholders' equity                                24,462                             27,098
                                                    ---------                          ---------

       Total liabilities and
           stockholders' equity                     $ 227,205                          $ 192,023
                                                    =========                          =========

Net interest income                                               $ 2,219                          $ 1,938
                                                                  =======                          =======

Interest-rate spread (4)                                                       3.19%                           3.31%
                                                                               ====                            ====

Net interest margin (5)                                                        4.09%                           4.26%
                                                                               ====                            ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities                  1.24                               1.27
                                                         ====                               ====

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

          Comparison of the Three Months Ended March 31, 2000 and 1999


Results of Operations:

         General. Net earnings for the three months ended March 31, 2000 were $372,000 or $.18 basic and diluted earnings per share compared to net earnings of $302,000 or $.13 basic and diluted earnings per share for the three months ended March 31, 1999. The increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

         Interest Income and Expense. Interest income increased by $714,000, or 20.2%, from $3.5 million for the three months ended March 31, 1999 to $4.2 million for the three months ended March 31, 2000. Interest income on loans increased $535,000 primarily due to an increase in the average loan portfolio balance from $133.4 million for the three months ended March 31, 1999 to $159.5 million for the comparable period in 2000, partially offset by a decrease in the average yield from 8.70% in 1999 to 8.62% in 2000. Interest on securities increased $179,000 primarily due to an increase in the average securities portfolio balance from $47.9 million in 1999 to $56.9 million in 2000 and an increase in the weighted average yield of 43 basis points.

           Interest expense on deposits increased to $1.4 million for the three months ended March 31, 2000 from $1.3 million for the three months ended March 31, 1999. Interest expense on deposits increased due to a increase in the average rate paid on deposits from 4.34% in 1999 to 4.53% in 2000 and an increase in the average balance from $120.0 million in 1999 to $124.4 million in 2000.

           Interest expense on borrowings increased $328,000 to $617,000 for the three months ended March 31, 2000 from $289,000 for the three months ended March 31, 1999. Interest expense on borrowings increased due to an increase in the average balance of borrowings outstanding from $23.0 million in 1999 to $50.7 million in 2000, partially offset by a decrease in the weighted-average rate paid for the three months ended March 31, 2000 compared to the same period in 1999.

         Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $165,000 for the three months ended March 31, 2000 compared to $155,000 for the comparable period in 1999. Management believes the balance in the allowance for loan losses of $1.4 million at March 31, 2000 is adequate.

         Noninterest Income. Noninterest income increased $16,000 primarily due to an increase in service charges on deposit accounts of $40,000, partially offset by a decrease in net gains from the sales of securities of $29,000 for the three months ended March 31, 2000 when compared to the same period in 1999.

         Noninterest Expenses. Noninterest expenses increased $191,000 during the three-month period ended March 31, 2000 compared to the same period in 1999, primarily due to increases in salaries and employee benefits of $139,000 and other expenses of $28,000 which relates to the Company"s overall expansion plans.

         Provision for Income Taxes. The income tax provision for the three months ended March 31, 2000 was $204,000 (an effective rate of 35.4%) compared to $178,000 (an effective rate of 37.1%) for the comparable 1999 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                Year 2000 Issues

The Company's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected the Company's operations nor does management expect that it will.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 1999.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

There are no material pending legal proceeding to which Pointe Financial Corporation or any of its subsidiaries is a party or to which any of their property is subject.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report.*

      2.1        Plan of Merger and Merger Agreement dated February 14, 1997 by and between Pointe Federal Savings Bank and Pointe Bank
                 (Exhibit 2.1 to the Registrant's Form SB-2 Registration
                 Statement, File No. 333-49835, as initially filed with the
                 Securities and Exchange Commission on April 9, 1998 [the
                 "Registration Statement"]).
      3.1        Articles of Incorporation of the Registrant (Exhibit 3.1 to the
                 Registration Statement).
      3.2        By-Laws of the Registrant (Exhibit 3.2 to the Registration
                 Statement).
      4.1        Specimen Common Stock Certificate (Exhibit 4.1 to the
                 Registration Statement).*
      10.1**     1994 Non-Statutory Stock Option Plan (Exhibit 10.1 to the
                 Registration Statement).
      10.2**     Deferred Compensation Plan (Exhibit 10.2 to the Registration
                 Statement).
      10.3       Office Lease Agreement dated October 8, 1986 by and between
                 Centrum Pembroke, Inc. and Flamingo
                 Bank (Exhibit 10.3 to the Registration Statement).
      10.4       Lease dated as of July 15, 1992 between  Konrad Ulmer and
                 Pointe Savings Bank (Exhibit 10.4 to
                 the Registration Statement).
      10.5       Lease Agreement dated January 23, 1995 by and between Hollywood
                 Associates VI and Pointe Bank (Exhibit 10.5 to the Registration
                 Statement).
      10.6       Credit  Agreement  dated August 18, 1997 between  Independent
                 Bankers' Bank of Florida and Pointe
                 Bank (Exhibit 10.6 to the Registration Statement).
      10.7       Credit  Agreement  dated  October 14,  1997  between SunTrust
                 Bank/Miami, N.A. and Pointe Bank
                 (Exhibit 10.7 to the Registration Statement).
      10.8       Agreement for Advances and Security Agreement with Blanket
                 Floating Lien dated November 24, 1997 between Pointe Bank and the Federal Home Loan Bank of Atlanta (Exhibit 10.8 to the
                 Registration Statement).
      10.9       Equipment Sales and Software License Agreements between
                 Information Technology, Inc. and Pointe
                 Financial Corporation (Exhibit 10.9 to the Registration
                 Statement).
      10.10      Master Equipment Lease Agreement dated May 7, 1997 between
                 Leasetec Corporation and Pointe Financial Corporation (Exhibit
                 10.10 to the Registration Statement).
      10.11***   Letter  Agreement dated March 9, 1995 between Pointe Financial
                 Corporation and R. Carl Palmer,  Jr.
                 (Exhibit 10.11 to the Registration Statement).
      10.12**    1998 Incentive Compensation and Stock Award Plan.
      10.13***   Employment agreement between the company and R. Carl
                 Palmer, Jr.
      10.14***   Employment agreement between the company and Beverly P.
                 Chambers
      10.15***   Employment agreement between the company and Bradley R.
                 Meredith
      27         Financial Data Schedule (for SEC use only)


----------

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



                               POINTE FINANCIAL CORPORATION
                                 (Registrant)





Date:  April 26, 2000          By:  /s/ R. Carl Palmer, Jr.
       ------------------           -----------------------
                                    R. Carl Palmer, Jr., President and
                                    Chief Executive Officer




Date:  April 26, 2000          By:  /s/ Bradley R. Meredith
       ------------------           -----------------------
                                    Bradley R. Meredith, Senior Vice President
                                    and Chief Financial Officer