Form 10QSB
period 2000-06-30
POINTE FINANCIAL CORP
filed 2000-07-21
CIK 917331

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934


              For the quarterly period ended June 30, 2000

__       Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from _________ to _________

Commission file number 0-24433
                      --------

                          POINTE FINANCIAL CORPORATION
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Florida                                        65-0451402
--------------------------------                         ------------
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

YES   [X]     NO  [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                 2,024,582 shares
--------------------------------------            ------------------------
              (class)                           Outstanding at July 20, 2000

   Transitional small business disclosure format (check one):

YES   [ ]     NO  [X]

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
                                                                                                             ----
     Condensed Consolidated Balance Sheets -
       at June 30, 2000 (unaudited) and at December 31, 1999....................................................2

     Condensed Consolidated Statements of Earnings -
       Three and Six Months ended June 30, 2000 and 1999 (unaudited)..........................................3-4

     Condensed Consolidated Statement of Changes in Stockholders' Equity -
       Six Months ended June 30, 2000 (unaudited)...............................................................5

     Condensed Consolidated Statements of Cash Flows -
       Six Months ended June 30, 2000 and 1999 (unaudited)....................................................6-7

     Notes to Condensed Consolidated Financial Statements (unaudited)........................................8-10

     Review by Independent Certified Public Accountants........................................................11

     Report on Review by Independent Certified Public Accountants..............................................12

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................................................13-18

   Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................................18

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................................................18

   Item 4.  Submission of Matters to a Vote of Security Holders.............................................18-19

   Item 6.  Exhibits and Reports on Form 8-K...................................................................19

SIGNATURES.....................................................................................................20

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                         At
                                                               June 30,    December 31,
                                                               --------    ------------
    Assets                                                       2000          1999
                                                                 ----          ----
                                                                           (Unaudited)
Cash and due from banks ....................................   $   5,029        6,822
Interest-bearing deposits with banks .......................         225           87
                                                               ---------    ---------

       Total cash and cash equivalents .....................       5,254        6,909

Securities available for sale ..............................      53,053       46,157
Loans receivable, net of allowance for loan losses of $1,597
   in 2000 and $1,331 in 1999 ..............................     162,336      150,852
Loans held for sale ........................................         736        2,696
Accrued interest receivable ................................       1,669        1,375
Premises and equipment, net ................................       2,262        2,225
Federal Home Loan Bank stock, at cost ......................       2,355        1,753
Federal Reserve Bank stock, at cost ........................         479          479
Foreclosed real estate .....................................          --          257
Deferred income tax asset ..................................         348          348
Other assets ...............................................         701          605
                                                               ---------    ---------

       Total ...............................................   $ 229,193      213,656
                                                               =========    =========

   Liabilities and Stockholders' Equity

Liabilities:
   Noninterest-bearing demand deposits .....................      25,027       21,370
   Savings and NOW deposits ................................      13,059       13,640
   Money-market deposits ...................................      36,144       38,146
   Time deposits ...........................................      79,236       73,020
                                                               ---------    ---------

       Total deposits ......................................     153,466      146,176

   Official checks .........................................       3,101        1,075
   Other borrowings ........................................       6,738        5,394
   Advances from Federal Home Loan Bank ....................      38,520       35,060
   Accrued interest payable ................................         739          688
   Advance payments by borrowers for taxes and insurance ...         886          451
   Other liabilities .......................................         453          229
                                                               ---------    ---------

       Total liabilities ...................................     203,903      189,073
                                                               ---------    ---------

Stockholders' equity:
   Preferred stock .........................................          --           --
   Common stock ............................................          23           23
   Additional paid-in capital ..............................      23,857       23,753
   Retained earnings .......................................       5,545        4,959
   Accumulated other comprehensive income (loss) ...........      (1,097)      (1,102)
   Treasury stock ..........................................      (3,000)      (3,000)
   Stock incentive plan ....................................         (38)         (50)
                                                               ---------    ---------

       Total stockholders' equity ..........................      25,290       24,583
                                                               ---------    ---------

       Total ...............................................   $ 229,193      213,656
                                                               =========    =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                  (Dollars in thousands, except share amounts)


                                                                        Three Months Ended          Six Months Ended
                                                                             June 30,                    June 30,
                                                                      --------------------         -------------------
                                                                       2000           1999         2000           1999
                                                                       ----           ----         ----           ----
                                                                               (Unaudited)                 (Unaudited)
Interest income:
    Loans receivable.............................................     $ 3,564        3,044         6,999         5,944
    Securities...................................................         876          598         1,676         1,219
    Other interest-earning assets................................         118           13           127            22
                                                                      -------      -------        ------       -------

          Total interest income..................................       4,558        3,655         8,802         7,185
                                                                      -------      -------        ------       -------

Interest expense:
    Deposits ....................................................       1,576        1,284         2,984         2,587
    Borrowings...................................................         690          369         1,307           658
                                                                      -------      -------        ------       -------

          Total interest expense.................................       2,266        1,653         4,291         3,245
                                                                      -------      -------        ------       -------

Net interest income..............................................       2,292        2,002         4,511         3,940

          Provision for loan losses..............................         165          155           330           310
                                                                      -------      -------        ------       -------

Net interest income after provision for loan losses..............       2,127        1,847         4,181         3,630
                                                                      -------      -------        ------       -------

Noninterest income:
    Service charges on deposit accounts..........................         201          171           388           318
    Loan servicing fees..........................................          12           13            24            28
    Net gains from sale of loans.................................           6           32             6            32
    Net realized (losses) gains on sale of securities............        (124)           9          (124)           38
    Other    ....................................................          94          104           193           195
                                                                      -------      -------        ------       -------

          Total noninterest income...............................         189          329           487           611
                                                                      -------      -------        ------       -------

Noninterest expenses:
    Salaries and employee benefits...............................         966          795         1,913         1,603
    Occupancy expense............................................         291          273           572           540
    Advertising and promotion....................................          78           99           137           176
    Professional fees............................................          50           78           106           124
    Data processing..............................................         104           81           202           161
    Other    ....................................................         335          325           670           632
                                                                      -------      -------        ------       -------

          Total noninterest expenses.............................       1,824        1,651         3,600         3,236
                                                                      -------      -------        ------       -------

          Earnings before income taxes and extraordinary
             item................................................         492          525         1,068         1,005

Income taxes ....................................................         154          194           358           372
                                                                      -------      -------        ------       -------

          Earnings before extraordinary item.....................         338          331           710           633

Extraordinary item - gain on extinguishment of debt, net of
    taxes of $47.................................................          78           --            78            --
                                                                      -------      -------        ------       -------

          Net earnings...........................................     $   416          331           788           633
                                                                      =======      =======        ======       =======

                                                                                                        (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  (Dollars in thousands, except share amounts)


                                                                     Three Months Ended          Six Months Ended
                                                                         June 30,                     June 30,
                                                                --------------------------   -------------------------
                                                                     2000           1999         2000           1999
                                                                     ----           ----         ----           ----
                                                                               (Unaudited)                  (Unaudited)
Net earnings per share - basic:
    Earnings from continuing operations.......................            .17          .15            .35          .28

    Extraordinary gain from extinguishment of debt............            .04           --            .04           --
                                                                ------------- ------------   ------------ ------------

          Net earnings per share - basic......................  $         .21          .15            .39          .28
                                                                ============= ============   ============ ============

Net earnings per share - diluted:
    Earnings from continuing operations.......................            .17          .15            .35          .28

    Extraordinary gain from extinguishment of debt............            .04           --            .04           --
                                                                ------------- ------------   ------------ ------------

          Net earnings per share - diluted....................  $         .21          .15            .39          .28
                                                                ============= ============   ============ ============

Weighted-average shares outstanding for basic.................      2,021,423    2,285,527      2,017,221    2,285,063
                                                                ============= ============   ============ ============

Weighted-average shares outstanding for diluted...............      2,021,496    2,295,433      2,017,221    2,294,920
                                                                ============= ============   ============ ============

Dividends per share...........................................  $         .05          .05            .10          .05
                                                                ============= ============   ============ ============


See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                         Six Months Ended June 30, 2000
                                 (In thousands)



                                                                                                  Accumulated
                                                                                                     Other
                                                                                                    Compre-
                                                    Additional     Stock                           hensive        Total
                                            Common    Paid-In    Incentive  Treasury     Retained   Income    Stockholders'
                                            Stock     Capital      Plan       Stock      Earnings   (Loss)       Equity
                                            ------- -----------  ---------  --------    --------- ----------- ------------
Balance at December 31, 1999..............     $ 23      23,753       (50)   (3,000)      4,959     (1,102)       24,583
                                                                                                                --------

Comprehensive income:
     Net earnings (unaudited).............       --          --        --        --         788         --           788

     Net change in unrealized
         loss on securities available for sale,
         net of tax of $5 (unaudited).....       --          --        --        --          --          5             5
                                                                                                                --------

Comprehensive income (unaudited)..........                                                                           793
                                                                                                                --------

Shares committed to participants
     in stock incentive plans (unaudited).       --          --         7        --          --         --             7

Committed shares cancelled in stock
     incentive plan (unaudited)...........       --          (5)        5        --          --         --            --

Cash dividends paid (unaudited)...........       --          --        --        --        (202)        --          (202)

Issuance of common stock to directors
     as compensation (unaudited)..........       --         109        --        --          --         --           109
                                               ----     -------      ----   -------     -------   --------      --------

Balance at June 30, 2000 (unaudited)......     $ 23      23,857       (38)   (3,000)      5,545     (1,097)       25,290
                                               ====     =======      ====   =======     =======   ========      ========

See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                                --------------------
                                                                                                2000            1999
                                                                                                ----            ----
Cash flows from operating activities:                                                                     (Unaudited)
    Net earnings    ....................................................................     $    788             633
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses.......................................................          330             310
        Depreciation....................................................................          219             212
        Net amortization of fees, premiums, discounts and other.........................           49              61
        Shares committed to participants in incentive stock plans.......................            7               3
        Common stock issued as compensation for services................................          109             109
        Loss (gain) on sale of securities...............................................          124             (38)
        Gain on sale of loans...........................................................           (6)            (32)
        Gain on sale of foreclosed real estate..........................................           --              (9)
        Net originations of loans held for sale.........................................       (7,099)         (1,479)
        Proceeds from sale of loans held for sale.......................................        9,065             449
        Increase in other assets........................................................          (96)           (474)
        Increase in accrued interest receivable.........................................         (294)            (76)
        Increase in official checks.....................................................        2,026             700
        Increase (decrease) in accrued interest payable.................................           51            (104)
        Increase in other liabilities...................................................          224             247
                                                                                              -------        --------

            Net cash provided by operating activities...................................        5,497             512
                                                                                              -------        --------

Cash flows from investing activities:
    Purchase of securities available for sale...........................................      (14,576)        (12,788)
    Proceeds from sale of securities available for sale.................................        4,963          12,079
    Principal repayments on securities available for sale...............................          523           1,636
    Maturities and calls of securities available for sale...............................        2,025           7,705
    Net increase in loans...............................................................      (11,813)        (21,443)
    Net proceeds from sale of foreclosed real estate....................................          257             231
    Net increase in other securities....................................................         (602)           (437)
    Purchase of premises and equipment, net.............................................         (256)           (272)
                                                                                              -------        --------

            Net cash used in investing activities.......................................      (19,479)        (13,289)
                                                                                              -------        --------

Cash flows from financing activities:
    Net increase (decrease) in deposits.................................................        7,290          (1,600)
    Net increase in advances from Federal Home Loan Bank................................        3,460          15,095
    Net increase in other borrowings....................................................        1,344             710
    Increase in advance payments by borrowers for taxes and insurance...................          435             636
    Proceeds from issuance of common stock..............................................           --             258
    Cash dividends paid on common stock.................................................         (202)           (116)
    Purchase of treasury stock..........................................................           --          (1,752)
                                                                                              -------        --------

            Net cash provided by financing activities...................................       12,327          13,231
                                                                                              -------        --------

                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                               --------------------
                                                                                 2000         1999
                                                                                 ----         ----
                                                                                   (Unaudited)
Net (decrease) increase in cash and cash equivalents ........................   $(1,655)       454

Cash and cash equivalents at beginning of period ............................     6,909      3,471
                                                                                -------    -------

Cash and cash equivalents at end of period ..................................   $ 5,254      3,925
                                                                                =======    =======

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest ................................................................   $ 4,240      3,349
                                                                                =======    =======


    Income taxes ............................................................   $   328        256
                                                                                =======    =======

 Noncash transactions:
    Reclassification of loans receivable to foreclosed real estate ..........   $    --        181
                                                                                =======    =======

    Accumulated other comprehensive income (loss), net change in unrealized
        loss on securities available for sale, net of tax ...................   $     5       (383)
                                                                                =======    =======

    Transfer of loans to loans held for sale ................................   $ 6,736         --
                                                                                =======    =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


1.  General. In the opinion of the management of Pointe Financial
        Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2000, the results of operations for the three- and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

2. Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                       June 30,
                                                                 ----------------------          --------------------
                                                                    2000           1999            2000          1999
                                                                    ----           ----            ----          ----
            Balance at beginning of period....................   $ 1,446          1,228           1,331         1,078
            Provision charged to earnings.....................       165            155             330           310
            (Charge-offs), net of recoveries..................       (14)          (102)            (64)         (107)
                                                                 -------         ------          ------         -----

            Balance at end of period..........................   $ 1,597          1,281           1,597         1,281
                                                                 =======         ======          ======         =====

        The following summarizes the amount of impaired loans (in thousands):

                                                                                                         At
                                                                                              June 30,       December 31,
                                                                                              --------       ------------
                                                                                                2000             1999
                                                                                                ----             ----
            Loans identified as impaired:
                Gross loans with related allowance for losses recorded..................        $ 150             440
                Less allowance on these loans...........................................          (75)           (220)
                                                                                                -----             ---

            Net investment in impaired loans............................................        $  75             220
                                                                                                =====             ===

         The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                    Three Months Ended             Six Months Ended
                                                                        June 30,                       June 30,
                                                                  --------------------           --------------------
                                                                   2000           1999            2000          1999
                                                                   ----           ----            ----          ----
            Average net investment in impaired loans..........    $   98            220             143           220
                                                                  ======          =====           =====         =====
            Interest income recognized on impaired
                loans.........................................    $   --             --              --            --
                                                                  ======          =====           =====         =====
            Interest income received on impaired
                loans.........................................    $   --             --              --            --
                                                                  ======          =====           =====         =====

                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

3. Earnings Per Share . Earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the six months ended June 30, 2000 outstanding stock options are not considered dilutive securities for purposes of calculating diluted earnings per share. The following table presents the calculations of earnings per share ($ in thousands, except per share amounts).

                                                           Three Months Ended June 30,
                                  -----------------------------------------------------------------------------------
                                                   2000                                     1999
                                  -----------------------------------------------------------------------------------
                                   Earnings         Shares       Per Share      Earnings        Shares      Per Share
                                  (Numerator)    (Denominator)     Amount     (Numerator)   (Denominator)     Amount
                                  -----------    -------------     ------     -----------   -------------     ------
    Basic Earnings Per Share:
        Net earnings available
          to common stockholders....  $ 416        2,021,423       $ .21         $ 331         2,285,527       $ .15
                                                                   =====                                       =====

    Effect of dilutive securities-
        Incremental shares from
          assumed exercise of
          options utilizing the
          treasury stock method.....                      73                                       9,906
                                                   ---------                                   ---------

    Diluted Earnings Per Share:
        Net earnings available
          to common stockholders
          and assumed conversions... $ 416         2,021,496       $ .21         $ 331         2,295,433       $ .15
                                     =====         =========       =====         =====         =========       =====


                                                              Six Months Ended June 30,
                                  -----------------------------------------------------------------------------------
                                                   2000                                     1999
                                  -----------------------------------------------------------------------------------
                                   Earnings         Shares       Per Share      Earnings        Shares      Per Share
                                  (Numerator)    (Denominator)     Amount     (Numerator)   (Denominator)     Amount
                                  -----------    -------------     ------     -----------   -------------     ------
    Basic Earnings Per Share:
        Net earnings available
          to common stockholders.... $ 788         2,017,221    $ .39            $ 633         2,285,063     $ .28
                                                                =====                                        =====

    Effect of dilutive securities-
        Incremental shares from
          assumed exercise of
          options utilizing the
          treasury stock method.....                      --                                       9,857
                                                   ---------                                   ---------

    Diluted Earnings Per Share:
        Net earnings available to
          common stockholders
          and assumed conversions... $ 788         2,017,221    $ .39            $ 633         2,294,920     $ .28
                                     =====         =========    =====            =====         =========     =====

                                                                                                        (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2000 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                         Regulatory
                                                                                            Actual       Requirement
                                                                                            ------       -----------
        Total capital to risk-weighted assets...........................................      16.79%           8.00%
        Tier I capital to risk-weighted assets..........................................      15.70%           4.00%
        Tier I capital to total assets - leverage ratio.................................      10.05%           4.00%

5. Extraordinary Item. During the quarter, the Bank successfully completed the sale of a $5.0 million Federal Home Loan Bank advance. The Company recorded a pre-tax gain of $125,000 on the sale of the advance. This will be reported as an extraordinary item - gain on extinguishment of debt, net of tax of $47,000. In a related transaction, the Bank sold $2.1 million of investments available for sale recognizing a loss of $124,000. The net effect of these transactions had a minimal effect on the reported earnings.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

               Review by Independent Certified Public Accountants


Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three and six-month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Pointe Financial Corporation and subsidiaries (the "Company") as of June 30, 2000, the related condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2000 and 1999, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999 and the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
July 12, 2000

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                Comparison of June 30, 2000 and December 31, 1999


Liquidity and Capital Resources
 The Company's primary source of cash during the six months ended June 30, 2000 was from net deposit inflows of $7.3 million, an increase in advances from the Federal Home Loan Bank of $3.5 million, an increase in other borrowings of $1.3 million, proceeds from the sale, maturity and call of securities available for sale of $7.0 million and cash flows from operating activities of $5.4 million. Cash was used primarily for net loan originations of $11.8 million and the purchase of securities totaling $14.6 million. At June 30, 2000, the Company had outstanding commitments to originate loans of $13.1 million and time deposits of $56.9 million which mature in one year or less. It is expected that these requirements will be funded from the sources described above. At June 30, 2000, the Bank exceeded its regulatory liquidity requirements.

 The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                      Six Months                       Six Months
                                                                        Ended         Year Ended          Ended
                                                                       June 30,       December 31,       June 30,
                                                                        2000             1999             1999
                                                                        ----             ----             ----
        Average equity as a percentage
           of average assets.....................................       10.82%           12.95%           13.88%

        Equity to total assets at end of period..................       11.03%           11.51%           12.66%

        Return on average assets (1).............................         .70%             .60%             .65%

        Return on average equity (1).............................        6.43%            4.67%            4.67%

        Noninterest expense to average assets (1)................        3.18%            3.32%            3.31%

        Nonperforming loans and foreclosed real
           estate to total assets at end of period...............         .64%             .83%             .84%

        (1)  Annualized for the six months ended June 30, 2000 and 1999.

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


                                                                     Three Months Ended June 30,
                                                    ---------------------------------------------------------------
                                                                2000                               1999
                                                    ---------------------------------------------------------------
                                                                Interest    Average              Interest   Average
                                                      Average     and       Yield/       Average    and      Yield/
                                                      Balance   Dividends    Rate        Balance Dividends    Rate
                                                      -------   ---------   -------      ------- ---------   -----
                                                                        ($ in Thousands)
Interest-earning assets:
   Loans   ...................................      $ 156,817       3,564      9.09%   $ 143,529     3,044    8.48%
   Securities.................................         57,196         876      6.13       44,674       598    5.35
   Other interest-earning assets (1)..........          7,622         118      6.19        1,101        13    4.72
                                                    ---------      ------              ---------    ------

       Total interest-earning assets..........        221,635       4,558      8.23      189,304     3,655    7.72
                                                                   ------                           ------

   Noninterest-earning assets (2).............         10,365                              9,444
                                                    ---------                          ---------

       Total assets...........................      $ 232,000                          $ 198,748
                                                    =========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits...................         13,324          49      1.47       13,123        49    1.49
   Money-market deposits......................         39,467         424      4.30       39,674       371    3.74
   Time deposits..............................         79,409       1,103      5.56       66,410       864    5.20
   Other borrowings (3).......................         47,423         690      5.82       29,917       369    4.93
                                                    ---------      ------              ---------    ------

       Total interest-bearing liabilities.....        179,623       2,266      5.05      149,124     1,653    4.43
                                                                   ------                           ------

   Demand deposits............................         24,276                             19,183
   Noninterest-bearing liabilities............          3,371                              3,287
   Stockholders' equity.......................         24,730                             27,154
                                                    ---------                          ---------

       Total liabilities and
           stockholders' equity...............      $ 232,000                          $ 198,748
                                                    =========                          =========

Net interest income...........................                    $ 2,292                          $ 2,002
                                                                    =====                          =======

Interest-rate spread (4)......................                                 3.18%                          3.29%
                                                                               ====                           ====

Net interest margin (5).......................                                 4.14%                          4.23%
                                                                               ====                           ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities.......           1.23                               1.27
                                                    =========                          =========

----------
(1)        Includes interest-bearing deposits and federal funds sold.
(2)        Includes nonaccrual loans.
(3) Includes advances from Federal Home Loan Bank, investment repurchase agreements and federal funds purchased.
(4) Interest-rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5) Net interest margin is net interest income divided by average interest-earning assets.

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


                                                                      Six Months Ended June 30,
                                                    ---------------------------------------------------------------
                                                                2000                              1999
                                                    ---------------------------------------------------------------
                                                                Interest    Average              Interest   Average
                                                      Average     and        Yield/      Average   and       Yield/
                                                      Balance   Dividends    Rate        Balance Dividends    Rate
                                                      -------   ---------   -------      ------- ---------   -----
                                                                        ($ in Thousands)
Interest-earning assets:
   Loans   ...................................      $ 156,867       6,999      8.92%   $ 138,495     5,944    8.58%
   Securities.................................         55,046       1,676      6.09       46,254     1,219    5.27
   Other interest-earning assets (1)..........          4,133         127      6.15          934        22    4.71
                                                    ---------      ------              ---------   -------

       Total interest-earning assets..........        216,046       8,802      8.15      185,683     7,185    7.74
                                                                   ------                            -----

   Noninterest-earning assets (2).............         10,707                              9,720
                                                    ---------                          ---------

       Total assets...........................      $ 226,753                          $ 195,403
                                                    =========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits...................         13,063          96      1.47       12,883        96    1.49
   Money-market deposits......................         38,537         804      4.17       39,608       734    3.71
   Time deposits..............................         76,940       2,084      5.42       67,133     1,757    5.23
   Other borrowings (3).......................         46,422       1,307      5.63       26,486       658    4.97
                                                    ---------      ------             ----------    ------

       Total interest-bearing liabilities.....        174,962       4,291      4.91      146,110     3,245    4.44
                                                                   ------                           ------

   Demand deposits............................         23,939                             19,122
   Noninterest-bearing liabilities............          3,325                              3,047
   Stockholders' equity.......................         24,527                             27,124
                                                    ---------                          ---------

       Total liabilities and
           stockholders' equity...............      $ 226,753                          $ 195,403
                                                    =========                          =========

Net interest income...........................                    $ 4,511                          $ 3,940
                                                                  =======                          =======

Interest-rate spread (4)......................                                 3.24%                          3.30%
                                                                               ====                           ====

Net interest margin (5).......................                                 4.18%                          4.24%
                                                                               ====                           ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities.......           1.23                               1.27
                                                    =========                          =========

----------

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

           Comparison of the Three Months Ended June 30, 2000 and 1999


Results of Operations
   General. Net earnings for the three months ended June 30, 2000 were $416,000 or $.21 basic and diluted earnings per share compared to net earnings of $331,000 or $.15 basic and diluted earnings per share for the three months ended June 30, 1999. The increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses and a decrease in noninterest income.

   Interest Income and Expense. Interest income increased by $903,000 or 24.7% from $3.7 million for the three months ended June 30, 1999 to $4.6 million for the three months ended June 30, 2000. Interest income on loans increased $520,000 or 17.1% primarily due to an increase of 9.3% in the average loan portfolio balance from $143.5 million for the three months ended June 30, 1999 to $156.8 million for the comparable period in 2000 and by an increase in the yield earned from 8.48% during 1999 to 9.09% during the 2000 period. Interest income on securities increased $278,000 or 46.5% primarily due to an increase in the average securities portfolio balance of $12.5 million and an increase in the yield earned from 5.35% in 1999 to 6.13% in 2000.

      Interest expense on deposit accounts increased $292,000 or 22.7% to $1.6 million for the three months ended June 30, 2000 from $1.3 million for the three months ended June 30, 1999. Interest expense on deposits increased due to an increase in the weighted-average rate paid from 4.31% for the three months ended June 30, 1999 to 4.77% for the comparable period in 2000 and an increase in the average balance from $119.2 million in 1999 to $132.2 million in 2000.

      Interest expense on other borrowings increased $321,000 to $690,000 for the three months ended June 30, 2000 from $369,000 for the three months ended June 30, 1999. Interest expense on other borrowings increased due to an increase of $17.5 million in the average balance and an increase in the weighted-average rate paid for the three months ended June 30, 2000 compared to the same period in 1999.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $165,000 for the three months ended June 30, 2000 compared to $155,000 for the comparable period in 1999. Management believes the balance in the allowance for loan losses of $1.6 million at June 30, 2000 is adequate.

   Noninterest Income. Noninterest income decreased $140,000 primarily due to a decrease of $133,000 in realized gains on the sales of securities available for sale and a decrease of $26,000 in gains from the sale of loans for the three months ended June 30, 2000 when compared to the same period in 1999.

   Noninterest Expenses. Noninterest expenses increased $173,000 for the three months ended June 30, 2000 compared to the same period in 1999 primarily due to increases in salaries and employee benefits of $171,000, occupancy expense of $18,000 and data processing fees of $21,000 which relates to the Company's overall expansion plans.

   Provision for Income Taxes. The income tax provision for the three months ended June 30, 2000 was $154,000 (an effective rate of 31.3%) compared to $194,000 (an effective rate of 37.0%) for the comparable 1999 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

            Comparison of the Six Months Ended June 30, 2000 and 1999


Results of Operations
   General. Net earnings for the six months ended June 30, 2000 were $788,000 or $.39 basic and diluted earnings per share compared to net earnings of $633,000 or $.28 basic and diluted earnings per share for the six months ended June 30, 1999. The increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses and a decrease in noninterest income.

   Interest Income and Expense. Interest income increased by $1.6 million or 22.5% from $7.2 million for the six months ended June 30, 1999 to $8.8 million for the six months ended June 30, 2000. Interest income on loans increased $1.1 million or 17.8% primarily due to an increase of 13.3% in the average loan portfolio balance from $138.5 million for the six months ended June 30, 1999 to $156.9 million for the comparable period in 2000 and an increase in the yield earned from 8.58% during 1999 to 8.92% during the 2000 period. Interest income on securities increased $457,000 or 37.5% primarily due to an increase in the average securities portfolio balance of $8.8 million and an increase in the yield earned from 5.27% in 1999 to 6.09% in 2000.

      Interest expense on deposit accounts increased $397,000 or 15.4% to $3.0 million for the six months ended June 30, 2000 from $2.6 million for the six months ended June 30, 1999. Interest expense on deposits increased due to an increase in the weighted-average rate paid from 4.33% for the six months ended June 30, 1999 to 4.64% for the comparable period in 2000 and an increase in the average balance from $119.6 million in 1999 to $128.5 million in 2000.

      Interest expense on other borrowings increased $649,000 to $1.3 million for the six months ended June 30, 2000 from $658,000 for the six months ended June 30, 1999. Interest expense on other borrowings increased due to an increase of $19.9 million in the average balance and an increase in the weighted-average rate paid for the six months ended June 30, 2000 compared to the same period in 1999.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $330,000 for the six months ended June 30, 2000 compared to $310,000 for the comparable period in 1999. Management believes the balance in the allowance for loan losses of $1.6 million at June 30, 2000 is adequate.

   Noninterest Income. Noninterest income decreased $124,000 primarily due to a decrease of $162,000 in realized gains on the sales of securities available for sale and a decrease of $26,000 in gains from the sale of loans, partially offset by an increase of $70,000 in service charges on deposit accounts for the six months ended June 30, 2000 when compared to the same period in 1999.

   Noninterest Expenses. Noninterest expenses increased $364,000 for the six months ended June 30, 2000 compared to the same period in 1999 primarily due to increases in salaries and employee benefits of $310,000, occupancy expense of $32,000 and data processing fees of $41,000 which relates to the Company's overall expansion plans.

   Provision for Income Taxes. The income tax provision for the six months ended
      June 30, 2000 was $358,000 (an effective rate of 33.5%) compared to $372,000 (an effective rate of 37.0%) for the comparable 1999 period.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of Pointe Financial Corporation was held on April 28, 2000, to consider the election of three directors each for a term of three years and to amend the 1998 Directors Deferred Compensation Plan. At the Annual Meeting, incumbent directors Roberto Kassin, Timothy McGinn and R. Carl Palmer, Jr., were reelected. The terms of Directors Steven A. Elias, Morris Massry, D. Richard Mead, Jr., and Parker D. Thomson continued after the Annual Meeting. Also the 1998 Directors Deferred Compensation Plan was amended to increase the number of shares authorized to 122,500.

At the Annual Meeting, 1,447,818 shares were present in person or by proxy. The following is a summary and tabulation of the matter that was voted upon at the Annual Meeting:

   Proposal I.

   The election of three directors, each for a term of three years:

                                                           For           Withheld       Against
                                                           ---           --------       -------
       Roberto Kassin                                    1,446,868         -                950
                                                         =========      =========           ===

       Timothy McGinn                                    1,446,868         -                950
                                                         =========       ========           ===

       R. Carl Palmer, Jr.                               1,446,868         -                950
                                                         =========       ========           ===


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

   Proposal II.

   The amendment of the number of shares authorized under the 1998 Directors Deferred Compensation Plan to 122,500:

                                                       For                    Withheld            Against
                                                       ---                    --------            -------
                                                       1,421,244                23,073              3,501
                                                       =========                ======              =====

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report.*

      2.1        Plan of Merger and Merger Agreement dated February 14, 1997 by and between Pointe Federal Savings Bank and Pointe Bank
                 (Exhibit 2.1 to the Registrant's Form SB-2 Registration
                 Statement, File No. 333-49835, as initially filed with the
                 Securities and Exchange Commission on April 9, 1998 [the
                 "Registration Statement"]).
      3.1        Articles of Incorporation of  the Registrant (Exhibit 3.1 to the Registration Statement).
      3.2        By-Laws of the Registrant (Exhibit 3.2 to the Registration Statement).
      4.1        Specimen Common Stock Certificate (Exhibit 4.1 to the Registration Statement).
      10.1**     1994 Non-Statutory Stock Option Plan (Exhibit 10.1 to the Registration Statement).
      10.2**     Deferred Compensation Plan (Exhibit 10.2 to the Registration Statement).
      10.3       Office Lease Agreement dated October 8, 1986 by and between  Centrum Pembroke, Inc. and Flamingo
                 Bank (Exhibit 10.3 to the Registration Statement).
      10.4       Lease dated as of July 15, 1992 between Konrad Ulmer and Pointe Savings Bank (Exhibit 10.4 to
                 the Registration Statement).
      10.5       Lease Agreement dated January 23, 1995 by and between Hollywood
                 Associates VI and Pointe Bank (Exhibit 10.5 to the Registration Statement).
      10.6       Credit Agreement dated August 18, 1997 between Independent Bankers' Bank of Florida and Pointe
                 Bank (Exhibit 10.6 to the Registration Statement).
      10.7       Credit Agreement dated October 14, 1997 between SunTrust Bank/Miami, N.A. and Pointe Bank
                 (Exhibit 10.7 to the Registration Statement).
      10.8       Agreement for Advances and Security Agreement with Blanket
                 Floating Lien dated November 24, 1997 between Pointe Bank and the Federal Home Loan Bank of Atlanta (Exhibit 10.8 to the
                 Registration Statement).
      10.9       Equipment Sales and Software License Agreements between Information Technology, Inc. and Pointe
                 Financial Corporation (Exhibit 10.9 to the Registration Statement).
      10.10      Master Equipment Lease Agreement dated May 7, 1997 between
                 Leasetec Corporation and Pointe Financial Corporation (Exhibit
                 10.10 to the Registration Statement).
      10.11**    Letter  Agreement  dated March 9, 1995 between Pointe Financial  Corporation and R. Carl Palmer,
                 Jr. (Exhibit 10.11 to the Registration Statement).
      10.12**    1998 Incentive Compensation and Stock Award Plan.
      10.13***   Employment agreement between the company and R. Carl Palmer, Jr.
      10.14***   Employment agreement between the company and Beverly P. Chambers
      10.15***   Employment agreement between the company and Bradley R. Meredith
      27         Financial Data Schedule (for SEC use only)

----------
      *          Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.
      **         Exhibits 10.1, 10.2, 10.11 and 10.12 are compensatory plans or arrangements.
      ***        Contracts with Management.

(b) On July 13, 2000 the Company filed a Form 8-K in connection with an amendment to the 1998 Directors Deferred Compensation Plan increasing the number of authorized shares to 122,500.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES




                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             POINTE FINANCIAL CORPORATION
                                (Registrant)







Date:  July 20, 2000         By:  /s/ R. Carl Palmer,Jr.
       ---------------            ----------------------------------------------
                                  R. Carl Palmer, Jr., President and Chief
                                  Executive Officer




Date:  July 20, 2000         By:  /s/ Bradley R. Meredith
       ---------------            ----------------------------------------------
                                  Bradley R. Meredith, Senior Vice President and
                                  Chief Financial Officer