Form 10QSB
period 2000-09-30
POINTE FINANCIAL CORP
filed 2000-11-02
CIK 917331

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934

              For the quarterly period ended September 30, 2000

---      Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from            to
                                             ---------    ---------
Commission file number 0-24433
                      --------

                          POINTE FINANCIAL CORPORATION
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                                65-0451402
--------------------------                                   ---------------
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

YES   X     NO
    -----     ----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                    2,022,637 shares
--------------------------------------           -------------------------------
              (class)                            Outstanding at October 31, 2000

   Transitional small business disclosure format (check one):

YES         NO X
    -----     ----

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
     Condensed Consolidated Balance Sheets -
       at September 30, 2000 (unaudited) and at December 31, 1999...............................................2

     Condensed Consolidated Statements of Earnings -
       Three and Nine Months ended September 30, 2000 and 1999 (unaudited)....................................3-4

     Condensed Consolidated Statement of Changes in Stockholders' Equity -
       Nine Months ended September 30, 2000 (unaudited).........................................................5

     Condensed Consolidated Statements of Cash Flows -
       Nine Months ended September 30, 2000 and 1999 (unaudited)..............................................6-7

     Notes to Condensed Consolidated Financial Statements (unaudited)........................................8-10

     Review by Independent Certified Public Accountants........................................................11

     Report on Review by Independent Certified Public Accountants..............................................12

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations..............................................................................13-17

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

   Item 1.  Legal Proceedings..................................................................................18

   Item 6.  Exhibits and Reports on Form 8-K...................................................................19

SIGNATURES.....................................................................................................20

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                At
                                                              September 30, December 31,
    Assets                                                        2000         1999
                                                               ---------    ---------
                                                                           (Unaudited)
Cash and due from banks ....................................   $   4,245        6,822
Interest-bearing deposits with banks .......................      13,107           87
                                                               ---------    ---------

       Total cash and cash equivalents .....................      17,352        6,909

Securities available for sale ..............................      52,969       46,157
Loans receivable, net of allowance for loan losses of $1,771
   in 2000 and $1,331 in 1999 ..............................     171,364      150,852
Loans held for sale ........................................         728        2,696
Accrued interest receivable ................................       1,961        1,375
Premises and equipment, net ................................       2,328        2,225
Federal Home Loan Bank stock, at cost ......................       2,355        1,753
Federal Reserve Bank stock, at cost ........................         479          479
Foreclosed real estate .....................................          --          257
Deferred income tax asset ..................................         348          348
Other assets ...............................................         635          605
                                                               ---------    ---------

       Total ...............................................   $ 250,519      213,656
                                                               =========    =========

   Liabilities and Stockholders' Equity

Liabilities:
   Noninterest-bearing demand deposits .....................      24,109       21,370
   Savings and NOW deposits ................................      18,594       13,640
   Money-market deposits ...................................      37,151       38,146
   Time deposits ...........................................      83,629       73,020
                                                               ---------    ---------

       Total deposits ......................................     163,483      146,176

   Official checks .........................................       1,541        1,075
   Other borrowings ........................................      12,094        5,394
   Advances from Federal Home Loan Bank ....................      45,000       35,060
   Accrued interest payable ................................         959          688
   Advance payments by borrowers for taxes and insurance ...       1,174          451
   Other liabilities .......................................         476          229
                                                               ---------    ---------

       Total liabilities ...................................     224,727      189,073
                                                               ---------    ---------

Stockholders' equity:
   Preferred stock .........................................          --           --
   Common stock ............................................          23           23
   Additional paid-in capital ..............................      23,840       23,753
   Retained earnings .......................................       5,913        4,959
   Accumulated other comprehensive income (loss) ...........        (949)      (1,102)
   Treasury stock ..........................................      (3,000)      (3,000)
   Stock incentive plan ....................................         (35)         (50)
------------------------------------------------------------   ---------    ---------

       Total stockholders' equity ..........................      25,792       24,583
                                                               ---------    ---------

       Total ...............................................   $ 250,519      213,656
                                                               =========    =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                  (Dollars in thousands, except share amounts)

                                                                                   Three Months Ended           Nine Months Ended
                                                                                      September 30,               September 30,
                                                                                  ---------------------       ----------------------
                                                                                    2000          1999         2000           1999
                                                                                  -------       -------       -------        -------
                                                                                               (Unaudited)               (Unaudited)
Interest income:
    Loans receivable ......................................................       $ 3,915         3,186        10,914          9,130
    Securities ............................................................           855           624         2,531          1,843
    Other interest-earning assets .........................................            43            58           170             80
                                                                                  -------       -------       -------        -------

          Total interest income ...........................................         4,813         3,868        13,615         11,053
                                                                                  -------       -------       -------        -------

Interest expense:
    Deposits ..............................................................         1,643         1,357         4,627          3,944
    Borrowings ............................................................           788           444         2,095          1,102
                                                                                  -------       -------       -------        -------

          Total interest expense ..........................................         2,431         1,801         6,722          5,046
                                                                                  -------       -------       -------        -------

Net interest income .......................................................         2,382         2,067         6,893          6,007

          Provision for loan losses .......................................           175           165           505            475
                                                                                  -------       -------       -------        -------

Net interest income after provision for loan losses .......................         2,207         1,902         6,388          5,532
                                                                                  -------       -------       -------        -------

Noninterest income:
    Service charges on deposit accounts ...................................           198           171           586            489
    Loan servicing fees ...................................................            12            15            36             43
    Net gains from sale of loans ..........................................            --            --             6             32
    Net realized gains (losses) on sale of securities .....................            --            --          (124)            38
    Other .................................................................            67            75           260            270
                                                                                  -------       -------       -------        -------

          Total noninterest income ........................................           277           261           764            872
                                                                                  -------       -------       -------        -------

Noninterest expenses:
    Salaries and employee benefits ........................................           915           849         2,828          2,452
    Occupancy expense .....................................................           302           303           874            843
    Advertising and promotion .............................................            42            76           179            252
    Professional fees .....................................................            60            88           166            212
    Data processing .......................................................           100            95           302            256
    Other .................................................................           364           336         1,034            968
                                                                                  -------       -------       -------        -------

          Total noninterest expenses ......................................         1,783         1,747         5,383          4,983
                                                                                  -------       -------       -------        -------

          Earnings before income taxes and extraordinary
             item .........................................................           701           416         1,769          1,421

Income taxes ..............................................................           232           154           590            526
                                                                                  -------       -------       -------        -------

          Earnings before extraordinary item ..............................           469           262         1,179            895

Extraordinary item - gain on extinguishment of debt, net of
    taxes of $47 ..........................................................            --            --            78             --
                                                                                  -------       -------       -------        -------

          Net earnings ....................................................       $   469           262         1,257            895
                                                                                  =======       =======       =======        =======

                                                                   (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  (Dollars in thousands, except share amounts)

                                                                           Three Months Ended                 Nine Months Ended
                                                                              September 30,                     September 30,
                                                                       ---------------------------       ---------------------------
                                                                          2000             1999             2000             1999
                                                                       ----------       ----------       ----------       ----------
                                                                                        (Unaudited)                      (Unaudited)
Net earnings per share - basic:
    Earnings before extraordinary item .........................              .23              .12              .58              .40

    Extraordinary gain from extinguishment of debt .............               --               --              .04               --
                                                                       ----------       ----------       ----------       ----------

          Net earnings per share - basic .......................       $      .23              .12              .62              .40
                                                                       ==========       ==========       ==========       ==========

Net earnings per share - diluted:
    Earnings before extraordinary item .........................              .23              .12              .58              .40

    Extraordinary gain from extinguishment of debt .............               --               --              .04               --
                                                                       ----------       ----------       ----------       ----------

          Net earnings per share - diluted .....................       $      .23              .12              .62              .40
                                                                       ==========       ==========       ==========       ==========

Weighted-average shares outstanding for basic ..................        2,022,637        2,139,107        2,018,585        2,235,876
                                                                       ==========       ==========       ==========       ==========

Weighted-average shares outstanding for diluted ................        2,022,929        2,151,429        2,018,585        2,246,541
                                                                       ==========       ==========       ==========       ==========

Dividends per share ............................................       $      .05              .05              .15              .10
                                                                       ==========       ==========       ==========       ==========








See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                      Nine Months Ended September 30, 2000
                                 (In thousands)

                                                                                                               Accumulated
                                                                                                                 Other
                                                                                                                 Compre-    Total
                                                                   Additional     Stock                          hensive    Stock-
                                                            Common   Paid-In    Incentive  Treasury   Retained   Income     holders'
                                                            Stock    Capital      Plan      Stock     Earnings    (Loss)    Equity
                                                           -------   -------    -------    -------    -------    -------    -------
Balance at December 31, 1999 ...........................   $    23    23,753        (50)    (3,000)     4,959     (1,102)    24,583
                                                                                                                            -------

Comprehensive income:
     Net earnings (unaudited) ..........................        --        --         --         --      1,257         --      1,257

     Net change in unrealized
         loss on securities available for sale,
         net of tax of $93 (unaudited) .................        --        --         --         --         --        153        153
                                                                                                                            -------

Comprehensive income (unaudited) .......................                                                                      1,410
                                                                                                                            -------

Shares committed to participants
     in stock incentive plans (unaudited) ..............        --        --         10         --         --         --         10

Committed shares cancelled in stock
     incentive plan (unaudited) ........................        --        (5)         5         --         --         --         --

Cash dividends paid (unaudited) ........................        --        --         --         --       (303)        --       (303)

Issuance of common stock to directors
     as compensation (unaudited) .......................        --       109         --         --         --         --        109

Cancellation of common stock to
     directors as compensation
     (unaudited) .......................................        --       (17)        --         --         --         --        (17)
                                                           -------   -------    -------    -------    -------    -------    -------

Balance at September 30, 2000
     (unaudited) .......................................   $    23    23,840        (35)    (3,000)     5,913       (949)    25,792
                                                           =======   =======    =======    =======    =======    =======    =======




See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                           Nine Months Ended
                                                                                                              September 30,
                                                                                                      -----------------------------
                                                                                                        2000                 1999
                                                                                                      --------             --------
                                                                                                                         (Unaudited)
Cash flows from operating activities:
 Net earnings ............................................................................            $  1,257                  895
 Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provision for loan losses ............................................................                 505                  475
    Depreciation .........................................................................                 325                  329
    Net amortization of fees, premiums, discounts and other ..............................                   2                  (26)
    Shares committed to participants in incentive stock plans ............................                  10                    7
    Common stock issued as compensation for services .....................................                  92                  109
    Loss (gain) on sale of securities ....................................................                 124                  (38)
    Gain on sale of loans ................................................................                  (6)                 (32)
    Gain on sale of foreclosed real estate ...............................................                  --                   (6)
    Net originations of loans held for sale ..............................................              (7,091)              (1,751)
    Proceeds from sale of loans held for sale ............................................               9,065                  449
    Increase in other assets .............................................................                 (30)                (294)
    Increase in accrued interest receivable ..............................................                (586)                (213)
    Increase (decrease) in official checks ...............................................                 466                   (9)
    Increase in accrued interest payable .................................................                 271                   13
    Increase in other liabilities ........................................................                 247                  473
                                                                                                      --------             --------

        Net cash provided by operating activities ........................................               4,651                  381
                                                                                                      --------             --------

Cash flows from investing activities:
 Purchases of securities available for sale ..............................................             (14,576)             (25,124)
 Proceeds from sale of securities available for sale .....................................               4,963               17,083
 Principal repayments on securities available for sale ...................................                 828                2,068
 Maturities and calls of securities available for sale ...................................               2,025                7,705
 Net increase in loans ...................................................................             (21,042)             (18,006)
 Proceeds from sale of foreclosed real estate ............................................                 257                  248
 Net increase in other securities ........................................................                (602)                (265)
 Purchase of premises and equipment, net .................................................                (428)                (860)
                                                                                                      --------             --------

        Net cash used in investing activities ............................................             (28,575)             (17,151)
                                                                                                      --------             --------

Cash flows from financing activities:

 Net increase in deposits ................................................................              17,307                5,828
 Net increase in advances from Federal Home Loan Bank ....................................               9,940               15,000
 Net increase in other borrowings ........................................................               6,700                  934
 Increase in advance payments by borrowers for taxes and insurance .......................                 723                  980
 Proceeds from exercise of stock options .................................................                  --                  258
 Dividends paid on common stock ..........................................................                (303)                (223)
 Purchase of treasury stock ..............................................................                  --               (1,999)
                                                                                                      --------             --------
        Net cash provided by financing activities ........................................              34,367               20,778
                                                                                                      --------             --------

Net increase in cash and cash equivalents ................................................              10,443                4,008

Cash and cash equivalents at beginning of period .........................................               6,909                3,471
                                                                                                      --------             --------

Cash and cash equivalents at end of period ...............................................            $ 17,352                7,479
                                                                                                      ========             ========

                                                                  (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                                                                                                              Nine Months Ended
                                                                                                                  September 30,
                                                                                                          -------------------------
                                                                                                             2000             1999
                                                                                                          -------------------------
                                                                                                                         (Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Interest ...................................................................................          $   6,451           5,033
                                                                                                          =========          ======

    Income taxes ...............................................................................          $     653             288
                                                                                                          =========          ======

 Noncash transactions:
    Reclassification of loans receivable to foreclosed real estate .............................          $      --             181
                                                                                                          =========          ======

    Loans originated for sale of foreclosed real estate ........................................          $      --             101
                                                                                                          =========          ======

    Accumulated other comprehensive income (loss), net change in unrealized
        loss on securities available for sale, net of tax ......................................          $     153            (513)
                                                                                                          =========          ======

    Transfer of loans to loans held for sale ...................................................          $   6,736              --
                                                                                                          =========          ======





See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)

1. General. In the opinion of the management of Pointe Financial Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2000, the results of operations for the three- and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

        On March 12, 2000, the Company received approval of the election to become a Financial Holding Company from the Board of Governors of the Federal Reserve System. During the three months ended September 30, 2000, the Company formed Pointe Capital, an investment banking joint venture with First Integrated Capital Corporation, a subsidiary of McGinn, Smith & Company, Inc., a related party. The Company plans to offer Investment Banking services to small and medium-size businesses in South Florida.

2. Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

                                                                    Three Months Ended             Nine Months Ended
                                                                      September 30,                   September 30,
                                                               ------------------------        ----------------------
                                                                    2000           1999            2000          1999
                                                                    ----           ----            ----          ----
            Balance at beginning of period....................   $ 1,597          1,281           1,331         1,078
            Provision charged to earnings.....................       175            165             505           475
            (Charge-offs), net of recoveries..................        (1)          (149)            (65)         (256)
                                                                 -------         ------          ------         -----

            Balance at end of period..........................   $ 1,771          1,297           1,771         1,297
                                                                 =======          =====           =====         =====

        The following summarizes the amount of impaired loans (in thousands):
                                                                                                          At
                                                                                            -----------------------------
                                                                                            September 30,    December 31,
                                                                                            -----------------------------
                                                                                                2000             1999
                                                                                            ------------     -----------
            Loans identified as impaired:
                Gross loans with related allowance for losses recorded..................        $ 150             440
                Less allowance on these loans...........................................          (75)           (220)
                                                                                                -----             ---

            Net investment in impaired loans............................................        $  75             220
                                                                                                =====             ===

                                                                  (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

2. Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                      Three Months Ended         Nine Months Ended
                                                                          September 30,              September 30,
                                                                   -----------------------     ----------------------
                                                                        2000         1999          2000          1999
                                                                        ----         ----          ----          ----
            Average investment in impaired loans...................   $   75          220           120           220
                                                                      ======          ===           ===           ===
            Interest income recognized on impaired
                loans..............................................   $   -           -             -            -
                                                                      ======        =====         =====        ======
            Interest income received on impaired
                loans..............................................   $   -           -             -            -
                                                                      ======        =====         =====        ======

3. Earnings Per Share . Earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the nine months ended September 30, 2000 outstanding stock options are not considered dilutive securities for purposes of calculating diluted earnings per share. The following table presents the calculations of earnings per share ($ in thousands, except per share amounts).

                                                            Three Months Ended September 30,
                                  -------------------------------------------------------------------------------------
                                                      2000                                      1999
                                  ------------------------------------------   ----------------------------------------
                                   Earnings         Shares         Per Share     Earnings       Shares        Per Share
                                  (Numerator)    (Denominator)      Amount      (Numerator)   (Denominator)     Amount
                                  -----------    -------------     ------      -----------    -------------     ------
    Basic Earnings Per Share:
        Net earnings available
          to common stockholders     $ 469         2,022,637         $ .23         $ 262        2,139,107        $ .12
                                                                     =====                                        =====

    Effect of dilutive
      securities-
        Incremental shares
          from assumed exercise
          of options utilizing the
          treasury stock method                          292                                       12,322
                                                 -----------                                       ------

    Diluted Earnings Per Share:
        Net earnings available
          to common stockholders
          and assumed conversions    $ 469         2,022,929         $ .23         $ 262        2,151,429   $ .12
                                     =====         =========         =====         =====        =========   =====

                                                                   (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

3.     Earnings Per Share, Continued.

                                                           Nine Months Ended September 30,
                                  -------------------------------------------------------------------------------------
                                                   2000                                          1999
                                  ---------------------------------------      ----------------------------------------
                                   Earnings       Shares         Per Share       Earnings        Shares       Per Share
                                  (Numerator)   (Denominator)     Amount       (Numerator)    (Denominator)     Amount
                                  -----------   -------------     ------       -----------    -------------     ------
    Basic Earnings Per Share:
        Net earnings available
          to common stockholders     $ 1,257      2,018,585        $ .62            895        2,235,876         $ .40
                                                                   =====

    Effect of dilutive
      securities-
        Incremental shares
          from assumed exercise
          of options utilizing
          the treasury stock
          method                                          -                                       10,665
                                                  ----------                                   ---------

    Diluted Earnings Per Share:
        Net earnings available
          to common stockholders
          and assumed conversions    $ 1,257      2,018,585        $ .62          $ 895        2,246,541         $ .40
                                     =======      =========        =====          =====        =========         =====

4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2000 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                         Regulatory
                                                                                             Actual      Requirement
                                                                                             ------      -----------
        Total capital to risk-weighted assets...........................................      15.86%         8.00%
        Tier I capital to risk-weighted assets..........................................      14.75%         4.00%
        Tier I capital to total assets - leverage ratio.................................       9.41%         4.00%

5. Extraordinary Item. During the second quarter 2000, the Bank successfully completed the sale of a $5.0 million Federal Home Loan Bank advance. The Company recorded a pre-tax gain of $125,000 on the sale of the advance. This has been reported as an extraordinary item - gain on extinguishment of debt, net of tax of $47,000. In a related transaction, the Bank sold $2.1 million of investments available for sale recognizing a loss of $124,000. The net effect of these transactions had a minimal effect on the reported earnings.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

               Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2000, and for the three and nine-month periods ended September 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants

The Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Pointe Financial Corporation and subsidiaries (the "Company") as of September 30, 2000, the related condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2000 and 1999, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999 and the related condensed consolidated statement of changes in stockholders' equity for the nine-month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 13, 2000

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

             Comparison of September 30, 2000 and December 31, 1999

Liquidity and Capital Resources

 The Company's primary source of cash during the nine months ended September 30, 2000 was from net deposit inflows of $17.3 million, a net increase in advances from Federal Home Loan Bank of $9.9 million, an increase in other borrowings of $6.7 million, proceeds from the sale, maturity and call of securities available for sale of $7.0 million and cash flows from operating activities of $4.7 million. Cash was used primarily for net loan originations of $21.0 million and the purchase of securities totaling $14.6 million. At September 30, 2000, the Company had outstanding commitments to originate loans of $10.0 million and time deposits of $59.6 million that mature in one year or less. It is expected that these requirements will be funded from the sources described above. At September 30, 2000, the Bank exceeded its regulatory liquidity requirements.

 The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                    Nine Months                         Nine Months
                                                                       Ended         Year Ended           Ended
                                                                    September 30,    December 31,      September 30,
                                                                        2000            1999               1999
                                                                   -------------    ------------      -------------
        Average equity as a percentage
           of average assets.........................................   10.79%           12.95%           13.33%

        Equity to total assets at end of period......................   10.30%           11.51%           12.12%

        Return on average assets (1).................................     .73%             .60%             .60%

        Return on average equity (1).................................    6.75%            4.67%            4.49%

        Noninterest expense to average assets (1)....................    3.12%            3.32%            3.33%

        Nonperforming loans and foreclosed real estate
           to total assets at end of period..........................     .57%             .83%             .62%



        (1)  Annualized for the nine months ended September 30, 2000 and 1999.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Results of Operations:

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

                                                                    Three Months Ended September 30,
                                                     ---------------------------------------------------------------
                                                                  2000                              1999
                                                     ------------------------------      ---------------------------
                                                                Interest    Average               Interest  Average
                                                      Average     and       Yield/       Average    and     Yield/
                                                      Balance   Dividends    Rate        Balance Dividends    Rate
                                                      -------   ---------   -------      ------- ---------   ------
                                                                                                    ($ in Thousands)
Interest-earning assets:
   Loans   .......................................  $ 168,748       3,915      9.28%   $ 148,524     3,186    8.58%
   Securities.....................................     55,795         855      6.13       44,683       624    5.59
   Other interest-earning assets (1)..............      2,561          43      6.72        4,400        58    5.27
                                                    ---------     -------              ---------   -------

       Total interest-earning assets..............    227,104       4,813      8.48      197,607     3,868    7.83
                                                                    -----                            -----

   Noninterest-earning assets (2).................     10,371                              9,293
                                                     --------                          ---------

       Total assets...............................  $ 237,475                          $ 206,900
                                                    =========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits.......................     13,044          49      1.50       12,016        45    1.50
   Money-market deposits..........................     36,228         392      4.33       40,556       387    3.82
   Time deposits..................................     82,637       1,202      5.82       71,078       925    5.21
   Other borrowings (3)...........................     50,065         788      6.30       34,708       444    5.12
                                                      -------      ------               --------     -----

       Total interest-bearing liabilities.........    181,974       2,431      5.34      158,358     1,801    4.55
                                                      -------       -----                            -----

   Demand deposits................................     26,356                             19,475
   Noninterest-bearing liabilities................      3,738                              3,591
   Stockholders' equity...........................     25,407                             25,476
                                                     --------                            -------

       Total liabilities and stockholders' equity.  $ 237,475                          $ 206,900
                                                    =========                          =========

Net interest income...............................                $ 2,382                          $ 2,067
                                                                  =======                          =======

Interest-rate spread (4)..........................                             3.14%                          3.28%
                                                                               ====                           ====

Net interest margin (5)...........................                             4.20%                          4.18%
                                                                               ====                           ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities...........       1.25                               1.25
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

                                                                    Nine Months Ended September 30,
                                                     ---------------------------------------------------------------
                                                                  2000                              1999
                                                     ------------------------------      ---------------------------
                                                                Interest    Average             Interest    Average
                                                      Average     and       Yield/       Average   and      Yield/
                                                      Balance   Dividends    Rate        Balance Dividends    Rate
                                                      -------   ---------   -------      ------- ---------   ------
                                                                                                    ($ in Thousands)
Interest-earning assets:
   Loans   .......................................  $ 160,856      10,914      9.05%   $ 141,801     9,130    8.58%
   Securities.....................................     55,297       2,531      6.10       45,725     1,843    5.37
   Other interest-earning assets (1)..............      3,605         170      6.29        2,102        80    5.07
                                                     --------     -------               --------  --------

       Total interest-earning assets..............    219,758      13,615      8.26      189,628    11,053    7.77
                                                      -------      ------                           ------

   Noninterest-earning assets (2).................     10,535                              9,649
                                                     --------                           --------

       Total assets...............................  $ 230,293                          $ 199,277
                                                    =========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits.......................     13,057         145      1.48       12,591       141    1.49
   Money-market deposits..........................     37,762       1,196      4.22       39,928     1,121    3.74
   Time deposits..................................     78,853       3,286      5.56       68,462     2,682    5.22
   Other borrowings (3)...........................     47,645       2,095      5.86       29,256     1,102    5.02
                                                     --------      ------               --------    ------

       Total interest-bearing liabilities.........    177,317       6,722      5.05      150,237     5,046    4.48
                                                                   ------                           ------

   Demand deposits................................     24,640                             19,229
   Noninterest-bearing liabilities................      3,495                              3,242
   Stockholders' equity...........................     24,841                             26,569
                                                     --------                           --------

       Total liabilities and stockholders' equity.  $ 230,293                          $ 199,277
                                                    =========                          =========

Net interest income...............................               $  6,893                         $  6,007
                                                                 ========                         ========

Interest-rate spread (4)..........................                             3.21%                          3.29%
                                                                               ====                           ====

Net interest margin (5)...........................                             4.18%                          4.22%
                                                                               ====                           ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities...........       1.24                               1.26
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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Comparison of the Three Months Ended September 30, 2000 and 1999

   General. Net earnings for the three months ended September 30, 2000 were $469,000 or $.23 basic and diluted earnings per share compared to net earnings of $262,000 or $.12 basic and diluted earnings per share for the three months ended September 30, 1999. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expense and the provision for income taxes.

   Interest Income and Expense. Interest income increased by $945,000, or 24.4%
      from $3.9 million for the three months ended September 30, 1999 to $4.8 million for the three months ended September 30, 2000. Interest income on loans increased $729,000, or 22.9% primarily due to an increase in the average loan portfolio balance from $148.5 million for the three months ended September 30, 1999 to $168.7 million for the comparable period in 2000, and an increase in the average yield earned from 8.58% in 1999 to 9.28% in 2000. Interest income on securities increased $231,000 or 37.0% primarily due to an increase in the average securities portfolio balance of $11.1 million and an increase in the yield earned from 5.59% in 1999 to 6.13% in 2000.

      Interest expense on deposits increased $286,000 or 21.1%, to $1.6 million for the three months ended September 30, 2000 from $1.4 million for the three months ended September 30, 1999. Interest expense on deposits increased due to an increase in the average rate paid on deposits from 4.39% in 1999 to 4.98% in 2000, and an increase in the average balance of deposits from $123.7 million during 1999 to $131.9 million during 2000.

      Interest expense on other borrowings increased $344,000 to $788,000 for the three months ended September 30, 2000 from $444,000 for the three months ended September 30, 1999. Interest expense on borrowings increased due to an increase in the average balance from $34.7 million to $50.1 million for three months ended September 30, 2000 compared to the same period in 1999 and an increase in the average rate paid on borrowings from 5.12% to 6.30% over the same period.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $175,000 for the three months ended September 30, 2000 compared to $165,000 for the comparable period in 1999. Management believes the balance in the allowance for loan losses of $1.8 million at September 30, 2000 is adequate.

   Noninterest Income. Noninterest income increased $16,000 primarily due to an increase of $27,000 in service charges on deposit accounts for the three months ended September 30, 2000 compared to the same period in 1999.

   Noninterest Expenses. Noninterest expenses increased $36,000 over the three month period from the previous year, primarily due to increases in salaries and employee benefits of $66,000 and an increase in other expenses of $28,000, relating to the overall growth of the Company, partially offset by a decrease in advertising and promotion of $34,000 and a decrease in professional fees of $28,000.

   Provision for Income Taxes. The income tax provision for the three months ended September 30, 2000 was $232,000 (an effective rate of 33.1%) compared to $154,000 (an effective rate of 37.0%) for the comparable 1999 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

         Comparison of the Nine Months Ended September 30, 2000 and 1999

   General. Net earnings for the nine months ended September 30, 2000 were $1,257,000 or $.62 basic and diluted earnings per share compared to net earnings of $895,000 or $.40 basic and diluted earnings per share for the nine months ended September 30, 1999. This increase in the Company's net earnings was primarily due to an increase in net interest income, partially offset by an increase in noninterest expenses.

   Interest Income and Expense. Interest income increased by $2.6 million or 23.6% from $11.0 million for the nine months ended September 30, 1999 to $13.6 million for the nine months ended September 30, 2000. Interest income on loans increased $1.8 million, or 19.5% primarily due to an increase in the average loan portfolio balance of $19.1 million from $141.8 million for the nine months ended September 30, 1999 to $160.9 million for the comparable period in 2000 and by an increase in the average yield earned from 8.58% in 1999 to 9.05% in 2000. Interest income on securities increased $688,000 or 37.3% primarily due to an increase in the average securities portfolio balance of $9.6 million and an increase in the yield earned from 5.37% in 1999 to 6.10% in 2000.

      Interest expense on deposits increased $683,000, or 17.3% from $3.9 million for the nine months ended September 30, 1999 to $4.6 million for the nine months ended September 30, 2000. Interest expense on deposits increased due to an increase in the weighted-average rate paid from 4.35% in 1999 to 4.76% in 2000 and an increase in the average balance, from $121.0 million in 1999 to $129.7 million in 2000.

      Interest expense on other borrowings increased $993,000 to $2.1 million for the nine months ended September 30, 2000 from $1.1 million for the nine months ended September 30, 1999. Interest expense on borrowings increased due to a increase in the average balance from $29.3 million during 1999 to $47.6 million during 2000 and an increase in the weighted-average rate paid from 5.02% for the nine months ended September 30, 1999 to 5.86% for the same period in 2000.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision increased from $475,000 for the nine months ended September 30, 1999 to $505,000 for the nine months ended September 30, 2000. Management believes the balance in the allowance for loan losses of $1.8 million at September 30, 2000 is adequate.

   Noninterest Income. Noninterest income decreased $108,000 primarily due to losses incurred on the sale of securities available for sale of $124,000 in 2000 compared to gains of $38,000 in 1999, partially offset by an increase of $97,000 in service charges on deposit accounts during the nine months ended September 30, 2000 compared to the comparable period in 1999.

   Noninterest Expense. Noninterest expense increased $400,000 for the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to increases of $376,000 in salaries and employee benefits, occupancy expense of $31,000 and $66,000 in other expenses, all relating to the overall growth of the Company, partially offset by a decrease of $73,000 in advertising and promotion and a decrease of $46,000 in professional fees.

   Provision for Income Taxes. The income tax provision for the nine months ended September 30, 2000 was $590,000 (an effective rate of 33.4%) compared to $526,000 (an effective rate of 37.0%) for the comparable 1999 period.

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report.*

      2.1        Plan of Merger and Merger Agreement dated February 14, 1997 by and between Pointe Federal Savings Bank and Pointe Bank
                 (Exhibit 2.1 to the Registrant's Form SB-2 Registration
                 Statement, File No. 333-49835, as initially filed with the
                 Securities and Exchange Commission on April 9, 1998 [the
                 "Registration Statement"]).
      3.1        Articles of Incorporation of  the Registrant (Exhibit 3.1 to the Registration Statement).
      3.2        By-Laws of the Registrant (Exhibit 3.2 to the Registration Statement).
      4.1        Specimen Common Stock Certificate (Exhibit 4.1 to the Registration Statement).
      10.1**     1994 Non-Statutory Stock Option Plan (Exhibit 10.1 to the Registration Statement).
      10.2**     Deferred Compensation Plan (Exhibit 10.2 to the Registration Statement).
      10.3       Office Lease Agreement dated October 8, 1986 by and between  Centrum  Pembroke,  Inc. and Flamingo
                 Bank (Exhibit 10.3 to the Registration Statement).
      10.4       Lease dated as of July 15, 1992 between  Konrad Ulmer and Pointe  Savings  Bank  (Exhibit  10.4 to
                 the Registration Statement).
      10.5       Lease Agreement dated January 23, 1995 by and between Hollywood
                 Associates VI and Pointe Bank (Exhibit 10.5 to the Registration
                 Statement).
      10.6       Credit  Agreement  dated August 18, 1997 between  Independent  Bankers' Bank of Florida and Pointe
                 Bank (Exhibit 10.6 to the Registration Statement).
      10.7       Credit  Agreement  dated  October 14,  1997  between  SunTrust  Bank/Miami,  N.A.  and Pointe Bank
                 (Exhibit 10.7 to the Registration Statement).
      10.8       Agreement for Advances and Security Agreement with Blanket
                 Floating Lien dated November 24, 1997 between Pointe Bank and the Federal Home Loan Bank of Atlanta (Exhibit 10.8 to the
                 Registration Statement).
      10.9       Equipment Sales and Software License Agreements between  Information  Technology,  Inc. and Pointe
                 Financial Corporation (Exhibit 10.9 to the Registration Statement).
      10.10      Master Equipment Lease Agreement dated May 7, 1997 between
                 Leasetec Corporation and Pointe Financial Corporation (Exhibit
                 10.10 to the Registration Statement).
      10.11**    Letter  Agreement  dated March 9, 1995 between Pointe  Financial  Corporation  and R. Carl Palmer,
                 Jr. (Exhibit 10.11 to the Registration Statement).
      10.12**    1998 Incentive Compensation and Stock Award Plan.
      10.13***   Employment agreement between the company and R. Carl Palmer, Jr.
      10.14***   Employment agreement between the company and Beverly P. Chambers
      10.15***   Employment agreement between the company and Bradley R. Meredith
      27         Financial Data Schedule (for SEC use only)
---------------
      *          Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

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

                                     POINTE FINANCIAL CORPORATION
                                           (Registrant)







Date:  November 1, 2000               By:  /s/ R. Carl Palmer, Jr
      -----------------                   --------------------------
                                               R. Carl Palmer, Jr.,
                                               President and Chief Executive
                                               Officer

Date:  November 1, 2000               By:  /s/ Bradley R. Meredith
      -------------------------           ---------------------------
                                               Bradley R. Meredith,
                                               Senior Vice President and
                                               Chief Financial Officer