Form 10-K
period 2000-12-31
POINTE FINANCIAL CORP
filed 2001-03-23
CIK 917331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X      No
                                             -----       -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average bid and asked prices as quoted on the NASDAQ Stock Market on March 14, 2001, was $14,824,737*.

         The Registrant had 2,030,053 shares of Common Stock outstanding on March 14, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

         * Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.

                                      INDEX

PART I                                                                     Page
                                                                           ----
Item I.  Description of Business

         Business                                                           3
         Investment Banking Joint Venture                                   4
         Pending Acquisition                                                4
         Market Area and Competition                                        4
         Market Risk                                                        4
         Employees                                                          5
         Year 2000 Complianc                                                5
         Forward-Looking Statements                                         5

Item 2.  Properties                                                         6

Item 3.  Legal Proceedings                                                  6

Item 4.  Submission of Matters to a Vote of Security Holders                6

PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters                                              7

Item 6.  Selected Financial Data                                            8-9

Item 7.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                      10-28

Item 7A. Quantitative and Qualitative Disclosure About Market Risk           29

Item 8.  Financial Statements and Supplementary Data
           (See Index - Page 29)                                             29

Item 9.  Change In and Disagreements with Accountants on
                           Accounting and Financial Disclosure               30

PART III

Item 10. Directors and Executive Officers of the Registrant                  30

Item 11. Executive Compensation                                              31

Item 12. Security Ownership of Certain Beneficial Owners and Management      31

Item 13. Certain Relationships and Related Transactions                      31

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K  32-33

Supplemental Information                                                     34

SIGNATURES                                                                   35

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business

Pointe Financial Corporation, a Florida corporation, is a bank holding company headquartered in Boca Raton. Pointe Financial Corporation's ("Pointe" or the "Company") fundamental business consists of operating its commercial bank subsidiary, Pointe Bank ("the Bank"), a Florida state chartered commercial bank. At December 31, 2000, the Company has total assets of $244.508 million and stockholders equity of $26.730 million.

As a bank holding company registered under the Bank Holding Company Act (BHCA), the Company was subject to the regulation and supervision of the Board of Governors of the Federal Reserve System ("FRB"). The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

The BHCA has been substantially amended by the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). The portion of the Modernization Act affecting the powers of the Company became effective March 13, 2000. Prior to the Modernization Act, the BHCA prohibited a bank holding company, with certain limited exceptions, from:

         (i) Acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company;

         (ii) Engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

The Modernization Act, among other things:

         Allows bank holding companies meeting management, capital and Community Reinvestment Act standards to elect the status of financial holding company and thereafter engage in a substantially broader range of non-banking activities, including insurance underwriting and making merchant banking investments in commercial and financial companies;

         Allows insurers and other financial services companies to acquire banks or bank holding companies;

         Removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

         Establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Company filed a declaration with the Federal Reserve Bank to become a financial holding company under the Modernization Act. The Board of Governors of the Federal Reserve System advised Pointe Financial that its election to become a financial holding company was effective on March 13, 2000.

The Company was incorporated under the laws of the State of Florida on September 29, 1993 for the dual purpose of serving as a holding company for Pointe Federal Savings Bank, a federally chartered thrift (the "Thrift"), and to facilitate the acquisition of the Bank, then known as Flamingo Bank, in mid-1994. Both the Bank and the Thrift were established in the mid-1980's. The Thrift, headquartered in Boca Raton, had been a mortgage banking thrift highly focused on residential mortgage lending. The Bank had focused on small business commercial lending, with emphasis on originating Small Business Administration ("SBA") guaranteed loans. After the acquisition of the Bank in mid-1994, the Company had been both a bank holding company (subject to regulation by the FRB and a thrift holding company (subject to regulation by the Office of Thrift Supervision (the "OTS")). This was a very complex regulatory environment for the Company. The Company streamlined its operations through the merger in April 1997 of the Thrift into the Bank. As a result of the merger of the Thrift into the Bank, the Company is no longer subject to regulation by the OTS, thus the merger allowed the Company to alleviate some of its regulatory burdens without negatively impacting its ability to service its customers. On June 12, 1998 the Company completed an initial public offering issuing 869,565 shares of its common stock. The proceeds totaled $12.076 million of which $6.000 million was invested in the Bank; the remainder was retained by the Company for general corporate purposes.

The Company's principal business, conducted through the Bank, is making commercial, consumer and real estate loans. Attracting deposits from the general public, along with utilizing Federal Home Loan Bank advances and other borrowings, are the primary sources of funds used to make these loans, and to a lesser extent, purchase security investments. The Bank conducts business through its five full service facilities located in Palm Beach, Broward and Miami-Dade counties. The Company derives revenues principally from interest income earned on loans and securities, fee income associated with loans serviced and originated, service charges on depository accounts, and the sale of assets designated as available for sale.

Investment Banking Joint Venture

In July, 2000, the Company formed Pointe Capital, LLC an Investment Banking Joint Venture with First Integrated Capital. Pointe Capital offers Investment Banking services to customers who are overlooked by larger investment banking firms. Pointe Capital had negligible effect on the Company's performance during 2000.

Pending Acquisition

On January 4, 2001, the Company has entered into a definitive agreement with Republic Bank, headquartered in St. Petersburg, Florida, to acquire their banking offices located in Miami-Dade County. The branch offices have a combined deposit base of approximately $57.2 million. In addition, Pointe Bank will acquire approximately $6.5 million of Consumer Loans related to the Miami-Dade offices and acquire approximately $25.0 million of Commercial Real Estate Loans originated by Republic. The acquisition is expected to close in the first half of 2001 pending regulatory approvals and satisfaction of other customary closing conditions.

Market Area and Competition

The financial services industry in which the Company operates is highly competitive. The Bank competes with national and state banks, savings and loan associations and credit unions for loans and deposits. In addition, the Bank competes with other providers of financial services, from both inside and outside Florida, including finance companies, institutional buyers of commercial paper, money market funds, brokerage firms, investment companies, insurance companies, insurance agencies and governmental agencies. These competitors are actively engaged in marketing various types of loans, commercial paper, short-term obligations, investments, insurance and other products and services. The Company anticipates that the intensity of competition among financial institutions will be increased with the provisions in the Modernization Act. The Modernization Act permits banks, securities firms, and insurance companies to affiliate which could then serve its customers' varied financial needs through a single corporate structure. The Company has become a financial holding company in order to take advantage of the opportunities afforded under the Modernization Act.

The consolidation of the financial services industry has continued to create opportunities and challenges for the Company. Mergers among institutions have disrupted many customer relationships and created opportunities for the Bank to acquire new customers. The Bank's objective is to compete for deposits and loans by offering the customers a higher level of personal service, together with a wide range of products offered at competitive rates. Management continues to evaluate market needs and products to meet those needs, which would also allow Pointe to control the growth of its assets and liabilities.

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

Employees

As of December 31, 2000, the Company employed 79 employees of which 74 were full-time and 5 part-time, including 3 executive officers. The company's employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be good. The Company provides employees with benefits customary in the banking industry, which include major medical insurance, group term life insurance, dental insurance, long term disability insurance, a 401(k) plan, and vacation and sick leave.

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

ITEM 2.  PROPERTIES

The Bank conducts its business through its main office and four branch offices. The following table sets forth certain information regarding the Bank's office properties:

                                                                                           Book Value
                                                                                          Of Leasehold
                                                                                          Improvements
                                 Date                                  Book               and Furniture
                              Acquired/       Lease Expiration     Value of Land           Fixtures and
                               Leased              and             and building at        Equipment at       Square
Location                  December 31, 2000    Renewal Terms      December 31, 2000     December 31, 2000    Footage
--------                  -----------------    -------------      -----------------     -----------------    -------
                                                                 (Dollars in thousands)
Main Office (1)
21845 Powerline Road                           08/31/2002
Boca Raton, Florida 33433      1992            1 - 5 year period        $   -                   $929          18,929

Pembroke Pines (1)
One S.W. 129th Avenue
Pembroke Pines,                                02/28/2006
Florida 33027                  1994                -                        -                    130           5,719

Aventura (1)
2690 N.E. 203rd Street                         07/31/2002
Aventura, Florida 33180        2000                -                        -                     33           3,050

Boca Raton
19645 State Road 7
Boca Raton, Florida 33498      1998                -                      541                    113           3,200

Ocean Ridge (1)                1999            05/31/2004                   -                    114           2,500
5112 N. Ocean Boulevard                        1 - 5 year period
Ocean Ridge, Florida 33435

Future branch location:
Coral Springs (2)
4697 State Road 7              1999                -                      581                    401           3,000
Coral Springs, Florida  33067

(1) Leased branch office
(2) During 1999, the Company purchased vacant land for a branch site in Coral Springs, Florida. Construction will be completed and the branch open by end of first quarter of 2001.

The branch offices to be acquired from Republic Bank are not reflected in the above table.

The Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 2000, such equipment had a net book value of $439,019, included above.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2000, through the solicitation of proxies or otherwise.

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

                                                                             Year Ended
                                            ---------------------------------------------------------------------------
                                               December 31, 2000          December 31, 1999          December 31, 1998
                                            ---------------------------------------------------------------------------
                                                High        Low            High      Low             High           Low

          Quarter ended March 31            $  9.500       8.000       $  12.250    9.750         $   N/A           N/A
          Quarter ended June 30                9.375       8.750          11.250    9.375            15.875       14.625
          Quarter ended September 30           9.500       8.438          11.250   10.313            15.375       11.375
          Quarter ended December 31           10.000       8.000          10.563    7.250            11.000        7.625

Currently the Company has five market makers in its common stock:
          Keefe, Bruyette & Woods, Inc.                McConnell Budd & Downes
          Advest, Inc.                                 Instinet Corporation
          Spear, Leeds & Kellogg

As of December 31, 2000 there were 2,022,227 common shares issued and outstanding held by approximately 124 shareholders of record and 338 beneficial shareholders, not including persons or entities where stock is held in nominee or "street" name through various brokerage firms or banks.

The following table sets forth cash dividends paid during the years ended 2000 and 1999.

                          2000                                   1999
               ----------------------------          ---------------------------
               Quarter Ended       Dividend          Quarter Ended     Dividend
               ----------------------------          ---------------------------
               March 31            $  .05            March 31          $   --
               June 30             $  .05            June 30           $  .05
               September 30        $  .05            September 30      $  .05
               December 31         $  .05            December 31       $  .05

Future payments of dividends are subject to determination and declaration by the Board of Directors. See Note 18 to the Audited Consolidated Financial Statements for discussion of restrictions on dividend payments.

ITEM 6.    SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                (Dollars in thousands, except per share figures)


                                                                      At December 31,
                                                  ----------------------------------------------------
                                                      2000       1999       1998       1997       1996
                                                  --------   --------   --------   --------   --------

Cash and cash equivalents .....................   $  7,616      6,909      3,471      2,575      6,663
Securities ....................................     56,631     48,389     52,989     32,079     42,790
Loans .........................................    173,129    150,852    128,005    105,653     90,973
Loans held for sale ...........................        719      2,696        617      4,443      4,396
All other assets ..............................      6,413      4,810      4,193      3,090      6,436
                                                  --------   --------   --------   --------   --------

    Total assets ..............................   $244,508    213,656    189,275    147,840    151,258
                                                  ========   ========   ========   ========   ========

Deposits ......................................   $161,136    146,176    141,212    124,995    112,498
Other borrowings ..............................     53,067     40,454     18,446      6,191     23,746
All other liabilities .........................      3,575      2,443      2,582      2,809      2,593
Stockholders' equity ..........................     26,730     24,583     27,035     13,845     12,421
                                                  --------   --------   --------   --------   --------

    Total liabilities and stockholders' equity    $244,508    213,656    189,275    147,840    151,258
                                                  ========   ========   ========   ========   ========

                                                                 Year Ended December 31,
                                                  ----------------------------------------------------
                                                      2000       1999       1998       1997       1996
                                                  --------   --------   --------   --------   --------

Total interest income .........................   $ 18,545     15,044     13,113     11,932     12,186
Total interest expense ........................      9,305      6,904      6,498      6,329      7,616
                                                  --------   --------   --------   --------   --------


Net interest income ...........................      9,240      8,140      6,615      5,603      4,570
Provision for loan losses .....................        685        610        950         80        185
                                                  --------   --------   --------   --------   --------


Net interest income after provision
    for loan losses ...........................      8,555      7,530      5,665      5,523      4,385

Noninterest income ............................      1,092      1,131      1,650      1,412      2,434
Noninterest expense ...........................      7,185      6,720      5,631      5,471      6,847
SAIF recapitalization assessment (1) ..........         --         --         --         --        926
                                                  --------   --------   --------   --------   --------


Earnings (loss) before income taxes ...........      2,462      1,941      1,684      1,464       (954)

Income taxes (benefit) ........................        821        718        631        550       (355)

Extraordinary item (4) ........................         78         --         --         --         --
                                                  --------   --------   --------   --------   --------

Net earnings (loss) ...........................   $  1,719      1,223      1,053        914       (599)
                                                  ========   ========   ========   ========   ========

Earnings (loss) per share (2):
    Basic .....................................   $    .85        .56        .56        .68       (.52)
                                                  ========   ========   ========   ========   ========


    Diluted ...................................   $    .85        .56        .55        .62       (.52)
                                                  ========   ========   ========   ========   ========


Without SAIF Assessment (1)
Net earnings (loss) ...........................   $  1,719      1,223      1,053        914        (18)
                                                  ========   ========   ========   ========   ========

Earnings (loss) per common share - basic (2) ..   $    .85        .56        .56        .68       (.01)
                                                  ========   ========   ========   ========   ========

Earnings (loss) per common share - diluted (2).   $    .85        .56        .55        .62       (.01)
                                                  ========   ========   ========   ========   ========

                (Dollars in thousands, except per share figures)

                                                                              At or For the
                                                                           Year Ended December 31,
                                                      -----------------------------------------------------------
                                                        2000          1999         1998         1997        1996
                                                        ----          ----         ----         ----        ----
For the Period:
Return on average assets........................        0.73%         .60%         .61%         .60%       (.38%)
Return on average equity........................        6.84%        4.67%        5.02%        7.04%      (5.20%)
Average equity to average assets................       10.73%       12.95%       12.19%        8.59%       7.26%
Interest rate spread during the
    period (3)..................................        3.15%        3.30%        3.10%        3.30%       2.83%
Net interest margin.............................        4.14%        4.22%        4.05%        3.93%       3.19%
Noninterest income to average assets............        0.47%         .56%         .96%         .93%       1.53%
Noninterest expense to average assets...........        3.07%        3.32%        3.27%        3.62%       4.90%
Efficiency ratio................................       69.55%       72.78%       70.68%       78.31%     112.42%

At the End of the Period:
Ratio of average interest-earning assets to
    average interest-bearing liabilities                1.24         1.26         1.24         1.14        1.07
Nonperforming loans, and foreclosed real
    estate as a percentage of total assets......         .63%         .83%        1.60%        1.76%       1.15%
Allowance for loan losses as a percentage
    of total loans..............................        1.02%         .87%         .83%         .80%        .85%
Allowance for loan losses as a percentage
    of nonperforming loans                            117.37%       87.45%       40.19%       33.97%      52.97%
Total number of offices                                    5            5            3             3           3
Full-service banking offices....................           5            5            3             3           3
Total shares outstanding at
    end of period (2)                              2,022,227    2,013,018    2,266,972     1,247,592   1,219,092
Book value per share (2)........................   $   13.22        12.21        11.93        10.23        9.54

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Pointe Financial Corporation (the "Company") owns 100% of the outstanding stock of Pointe Bank (the "Bank"). The Bank is a State (Florida) chartered commercial bank. The Bank, through five banking offices, provides a wide range of banking services to individuals and businesses located primarily in South Florida. The Company owns an inactive subsidiary, Pointe Financial Service and also is a 50% owner of Pointe Capital, LLC, an investment banking joint venture.

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

At December 31, 2000, the Company had total consolidated assets of $244.508 million, an increase of $30.852 million or 14.4% over total assets of $213.656 million at December 31, 1999. The majority of asset growth is reflected in the loans receivable ending December 31, 2000 at $173.848 million, an increase of $20.300 million or 13.2% over December 31, 1999, $153.548 million. The Company's portfolio of securities increased $7.513 million or 16.3% to $53.670 million as of December 31, 2000 from $46.157 million as of December 31, 1999. The Bank's deposits increased to $161.136 million as of December 31, 2000 from $146.176 million as of December 31, 1999, a 10.2% increase. The Company had consolidated net earnings of $1.719 million or earnings per basic and diluted share of $.85 for the year ended December 31, 2000 compared to a consolidated net earnings of $1.223 million or $.56 basic and diluted earnings per share for 1999.

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

                                                                          At December 31,
                                                         ----------------------------------------------
                                                          2000      1999      1998      1997      1996
                                                        ------    ------    ------    ------    ------
                                                                    (Dollars in thousands)
Nonaccrual loans:
   Residential real estate ..........................  $    74       294     1,376     1,918     1,282
   Commercial real estate ...........................      432        --        --        --        --
   Commercial .......................................      988     1,228     1,306       577       182
   Consumer and other ...............................       32        --        --         1         3
                                                       -------    ------    ------    ------    ------


       Total nonaccrual loans .......................  $ 1,526     1,522     2,682     2,496     1,467
                                                       -------    ------    ------    ------    ------

       Total nonperforming loans ....................    1,526     1,522     2,682     2,496     1,467
                                                       -------    ------    ------    ------    ------

       Total nonperforming loans to total loans .....     0.88%     1.00%     2.08%     2.34%     1.60%
                                                       =======    ======    ======    ======    ======


Foreclosed real estate-
   Real estate acquired by foreclosure or deed
     in lieu of foreclosure .........................       18       257       353       105       270
                                                        ------    ------    ------    ------    ------


       Total nonperforming loans and foreclosed
       real estate ..................................    1,544     1,779     3,035     2,601     1,737
                                                        ======    ======    ======    ======    ======
       Total nonperforming and foreclosed real estate
       to total assets ..............................     0.63%      .83%     1.60%     1.76%     1.15%
                                                        ======    ======    ======    ======    ======


Interest income that would have been recorded under the original terms of nonaccrual loans and the interest income actually recognized are summarized below:

                                                                    Year Ended December 31,
                                                         ----------------------------------------------
                                                          2000      1999      1998      1997     1996
                                                        ------    ------    ------    ------    ------
                                                                    (In thousands)


   Interest income that would have been recognized ..   $  158       169       302       343       200
   Interest income recognized .......................      109        42       146       123         3
                                                        ------    ------    ------    ------    ------

   Interest income foregone .........................   $   49       127       156       220       197
                                                        ======    ======    ======    ======    ======

The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the periods indicated:

                                                                                    Year Ended December 31,
                                                     -----------------------------------------------------------------------------
                                                          2000             1999             1998             1997             1996
                                                     ---------        ---------        ---------        ---------        ---------
                                                                                 (Dollars in thousands)

Average loans outstanding .....................      $ 163,247          143,882          116,499          102,315           96,307
                                                     =========        =========        =========        =========        =========

Allowance at beginning of year ................          1,331            1,078              848              777              840
                                                     ---------        ---------        ---------        ---------        ---------

Charge-offs:
     Residential real estate ..................             --               --               --               --               (2)
     Commercial ...............................           (184)            (335)            (682)             (48)            (238)
     Consumer and other .......................            (55)             (26)             (40)             (10)              (8)
                                                     ---------        ---------        ---------        ---------        ---------


         Total loans charged-off ..............           (239)            (361)            (722)             (58)            (248)
                                                     ---------        ---------        ---------        ---------        ---------

Recoveries ....................................             15                4                2               49               --
                                                     ---------        ---------        ---------        ---------        ---------


Net charge-offs ...............................           (224)            (357)            (720)              (9)            (248)
                                                     ---------        ---------        ---------        ---------        ---------


Provision for loan losses charged
     to operating expenses ....................            685              610              950               80              185
                                                     ---------        ---------        ---------        ---------        ---------


Allowance at end of year ......................      $   1,792            1,331            1,078              848              777
                                                     =========        =========        =========        =========        =========


Net charge-offs to
     average loans outstanding ................           0.14%             .25%             .62%             .01%             .25%
                                                     =========        =========        =========        =========        =========

Allowance as a percent of total
     loans ....................................           1.02%             .87%             .83%             .80%             .85%
                                                     =========        =========        =========        =========        =========

Allowance as a percentage of
     nonperforming loans ......................         117.43%           87.45%           40.19%           33.97%           52.97%
                                                     =========        =========        =========        =========        =========

Total loans at end of year ....................      $ 175,131          152,349          129,156          106,659           91,925
                                                     =========        =========        =========        =========        =========

In the Company's $1.526 million of non-performing loans $251,000 are partially guaranteed by the United States Small Business Administration. The guaranteed portion of such loans totals $195,000. The provision for loan losses for the year ended December 31, 2000, was $685,000 as compared to $610,000 for the year ended December 31, 1999. The Company continues to make significant provisions for loan losses. The Company has historically had strong asset quality as evidenced by the low percentage of net charge-offs to average loans outstanding over the last five years of .25%. Management believes that the allowance for loan losses of $1.792 million is adequate at December 31, 2000.

The following table presents information regarding the Bank's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans:

                                                                           At December 31,
                                        -----------------------------------------------------------------------------------------
                                             2000             1999             1998                1997                 1996
                                        --------------   --------------   ---------------    -----------------   ----------------
                                                % of              % of              % of               % of                 % of
                                      Amount  Loans to  Amount  Loans to  Amount  Loans to  Amount   Loans to    Amount   Loans to
                                        of      Total     of      Total     of      Total     of       Total       of      Total
                                     Allowance  Loans  Allowance  Loans  Allowance  Loans  Allowance   Loans    Allowance  Loans
                                     ---------  ------ --------   -----  --------   -----  ---------   ------   ---------  ------
                                                                      (Dollars in thousands)

Commercial loans ....................   $1,122   23.59%  $ 791    22.35%  $  641    16.64%   $ 158       18.59%   $ 135     18.18%
Commercial real
  estate loans ......................      367   16.96     295    16.84      213    16.19      140       16.53       88     11.85
Residential real
  estate loans ......................      142   50.62     100    53.05      109    59.56      492       57.97      525     66.05
Consumer and other
  loans .............................      161    8.83     145     7.76      115     7.61       58        6.91       29      3.92
                                        ------  ------   ------  ------   -------  ------    -----      ------   ------    ------

  Total allowance
        for loan
        losses ......................   $1,792  100.00%  $1,331  100.00%  $ 1,078  100.00%   $ 848      100.00%  $  777    100.00%
                                        ======  ======   ======  ======   =======  ======    =====      ======   ======    ======

Management evaluates currently available information in order to establish the allocation of the allowance for loan losses. Future adjustments to the allowance may be necessary if conditions change in the portfolio. Among these changes are risk characteristics of the loan portfolio, the quality of specific loans, the level of nonaccruing loans, current economic conditions, trends in delinquencies or charge-offs and the value of underlying collateral, all of which are subject to change. Management believes that the allowance for loan losses of $1.792 million is adequate at December 31, 2000.

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

                                                                     Year Ended December 31,
                                   -----------------------------------------------------------------------------------------------
                                               2000                           1999                               1998
                                   -----------------------------   ------------------------------    -----------------------------
                                             Interest    Average              Interest    Average              Interest    Average
                                    Average    and       Yield/     Average      and       Yield/    Average     and        Yield/
                                    Balance  Dividends    Rate      Balance   Dividends     Rate     Balance   Dividends     Rate
                                   --------   --------  --------   ---------  ---------   -------    -------  ----------   -------
                                                                       (Dollars in thousands)
Interest-earning assets:
   Loans .......................   $163,247     14,864      9.11%   $143,882    12,361       8.59%   $116,499     10,459      8.98%
   Securities (1) ..............     56,241      3,439      6.11      46,943     2,581       5.50      45,634      2,581      5.66
    Other interest-earning
     assets (2) ................      3,798        242      6.37       1,981       102       5.15       1,313         73      5.56
                                   --------   --------              --------    -------              --------     ------
       Total interest-earning
          assets ...............    223,286     18,545      8.31     192,806    15,044       7.80     163,446     13,113      8.02
                                              --------                          ------                            ------
Noninterest-earning
         assets (3) ............     10,903                            9,471                            8,642
                                    -------                         --------                       ----------

       Total assets ............   $234,189                         $202,277                       $  172,088
                                   ========                         ========                       ==========

Interest-bearing liabilities:
   Savings and NOW deposits ....   $ 13,249        195      1.47    $ 12,826       191       1.49  $   11,147        170      1.53
   Money-market deposits .......     37,317      1,586      4.25      40,103     1,510       3.77      39,822      1,748      4.39
   Time deposits ...............     80,037      4,553      5.69      69,447     3,630       5.23      67,135      3,841      5.72
   Borrowings ..................     49,713      2,971      5.98      31,086     1,573       5.06      14,055        739      5.26
                                   --------   --------             ---------    ------             ----------     ------

          Total interest-bearing
              liabilities ......    180,316      9,305      5.16    153,462      6,904       4.50     132,159      6,498      4.92
                                                                                                                  ------

Demand deposits ................     25,150                           19,619                           15,730
Noninterest-bearing liabilities       3,583                            3,003                            3,216
Stockholders' equity ...........     25,140                           26,193                           20,983
                                    -------                          -------                          -------

          Total liabilities and
              stockholders'
              equity ...........   $234,189                         $202,277                       $  172,088
                                   ========                         ========                       ==========

Net interest income ............              $  9,240                         $ 8,140                        $  6,615
                                              ========                         =======                        --------
Interest-rate spread (4) .......                            3.15%                            3.30%                            3.10%
                                                            ====                             ====                             ====
Net interest margin (5) ........                            4.14%                            4.22%                            4.05%
                                                            ====                             ====                             ====
Ratio of average interest-
   earning assets to
   average interest-
   bearing liabilities .........       1.24                             1.26                             1.24
                                       ====                             ====                             ====
------------------------------------------------------------------------------------------------------------------------------------

(1) Does not include the tax equivalent yield on tax exempt municipal bonds purchased in 2000.

(2) Includes interest-bearing deposits, federal funds sold and securities purchased under agreements to resell.

(3)  Includes nonaccrual loans.

(4) Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.

(5) Net interest margin is net interest income divided by average interest-earning assets.

Rae/Volume Analysis

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

                                                                                      Year Ended December 31,
                                                                                          2000 vs. 1999
                                                                   ----------------------------------------------------------------
                                                                                   Increase  (Decrease)  Due to
                                                                   ----------------------------------------------------------------
                                                                                                            Rate/
                                                                      Rate             Volume              Volume             Total
                                                                   -------            -------            -------            -------
                                                                                             (In thousands)
Interest earning assets:
    Loans ..............................................           $   748              1,663                 92              2,503
    Securities .........................................               286                511                 61                858
    Other interest-earning assets ......................                24                 94                 22                140
                                                                   -------            -------            -------            -------

      Total ............................................             1,058              2,268                175              3,501
                                                                   -------            -------            -------            -------


Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits .........................                (3)                 6                  1                  4
      Money-market deposits ............................               192               (105)               (11)                76
      Time deposits ....................................               319                554                 50                923
    Other borrowings ...................................               286                943                169              1,398
                                                                   -------            -------            -------            -------
      Total ............................................               794              1,398                209              2,401
                                                                   -------            -------            -------            -------


Net change in net interest income ......................           $   264                870                (34)             1,100
                                                                   =======            =======            =======            =======


                                                                                      Year Ended December 31,
                                                                                          1999 vs. 1998
                                                                   ----------------------------------------------------------------
                                                                                   Increase  (Decrease)  Due to
                                                                   ----------------------------------------------------------------
                                                                                                           Rate/
                                                                      Rate             Volume              Volume             Total
                                                                   -------            -------            -------            -------
                                                                                             (In thousands)
Interest earning assets:
    Loans ..............................................           $  (454)             2,459               (103)             1,902
    Securities .........................................               (73)                74                 (1)                 0
    Other interest-earning assets ......................                (5)                37                 (3)                29
                                                                   -------            -------            -------            -------

      Total ............................................              (532)             2,570               (107)             1,931
                                                                   -------            -------            -------            -------

Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits .........................                (4)                26                 (1)                21
      Money-market deposits ............................              (247)                12                 (3)              (238)
      Time deposits ....................................              (329)               132                (14)              (211)
    Other borrowings ...................................               (28)               896                (34)               834
                                                                   -------            -------            -------            -------

      Total ............................................              (608)             1,066                (52)               406
                                                                   -------            -------            -------            -------

Net change in net interest income ......................           $    76              1,504                (55)             1,525
                                                                   =======            =======            =======            =======

Liquidity and Capital Resources

A Florida chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as determined by the rules of the Florida DBF, such as federal funds sold and United States securities or securities guaranteed by the United States or agencies thereof. As of December 31, 2000 and December 31, 1999, the Bank had liquidity of approximately $38.218 million and $33.551 million, or approximately 24.59% and 24.72%, respectively.

During the year ended December 31, 2000, the Company's primary sources of funds consisted of principal payments on loans and securities, from sales and maturities of securities, net increases in deposits, increase in Federal Home Loan Bank advances and net cash flows from operating activities. The Company used its capital resources principally to purchase securities and fund existing and continuing loan commitments. At December 31, 2000, the Company had commitments to originate loans totaling $16.476 million. Scheduled maturities of certificates of deposit during the 12 months following December 31, 2000 totaled $65.770 million. Management believes the Company has adequate resources to fund all of its commitments, that substantially all of its existing commitments will be funded within the next twelve months and, if so desired, that it can adjust the rates on certificates of deposit to attract deposits in a changing interest-rate environment.

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

                                                                         After One Year
                                                  One Year or Less       to Five Years       After Five Years          Total
                                                 -----------------    -------------------   -------------------  ------------------
                                                Carrying    Average   Carrying    Average   Carrying    Average  Carrying    Average
                                                  Value      Yield      Value      Yield      Value      Yield     Value      Yield
                                                 -------      ----     -------      ----     -------      ----     -------     ----
At December 31, 2000:
   U.S. Government agency
     securities ............................     $    --        --%    $21,950      6.29%    $    --        --%    $21,950     6.29%
   U.S. Treasury securities ................       3,998      5.85       7,068      5.67          --        --      11,066     5.74
   Mortgage-backed securities ..............         122      8.32       6,156      6.94       5,893      5.06      12,171     6.04
Tax-exempt Municipal bonds .................          --        --          --        --       6,284      5.54       6,284     5.53
Mutual funds ...............................       1,940      5.55          --        --          --        --       1,940     5.55
Other ......................................          25      8.00          26      8.50         208      6.94         259     7.20

   Total ...................................     $ 6,085      5.82%    $35,200      6.28%    $12,385      5.33%    $53,670     6.01%
                                                 =======      ====     =======      ====     =======      ====     =======     ====

At December 31, 1999:
   U.S. Government agency
     securities ............................     $    --        --%    $14,947      5.95%    $    --        --%    $14,947     5.95%
   U.S. Treasury securities ................       5,000      5.92       8,851      5.52          --        --      13,851     5.66
   Mortgage-backed securities ..............         252      6.82       2,345      6.70      10,712      6.18      13,309     6.28
   Mutual funds ............................       3,875      5.28          --        --          --        --       3,875     5.28
   Other ...................................          25      7.75          50      7.69         100      6.50         175     7.02
                                                 -------      ----     -------      ----     -------      ----     -------     ----

   Total ...................................     $ 9,152      5.68%    $26,193      5.87%    $10,812      6.19%     46,157     5.90%
                                                 =======      ====     =======      ====     =======      ====     =======     ====

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Under FDIC regulations, the Bank is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders' equity.

As of December 31, 2000, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and percents as of December 31, 2000 and 1999 are also presented in the table (dollars in thousands).

                                                                                                    Minimum
                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                      Minimum Capital           Prompt Corrective
                                              Actual                    Requirement             Action Provisions:
                                       ---------------------        --------------------       ----------------------
                                       Amount           %           Amount          %           Amount           %
                                       ------         ------        ------        ------        ------         ------
     As of December 31, 2000:
         Total capital to Risk-
          Weighted assets:
              Consolidated.......... $ 28,842           17.84%     $12,933          8.00%           N/A        N/A
              Bank..................   25,870           15.99       12,941          8.00        $16.176      10.00%
         Tier I Capital to Risk-
          Weighted Assets:
              Consolidated..........   27,050           16.73        6,467          4.00            N/A        N/A
              Bank                     24,078           14.88        6,470          4.00          9,706       6.00

         Tier I Capital
          to Average Assets
              Consolidated..........   27,050           11.55        9,368          4.00            N/A        N/A
              Bank                     24,078           10.30        9,354          4.00          11,692      5.00

     As of December 31, 1999:
         Total capital to Risk-
          Weighted assets:
              Consolidated.......... $ 26,871           19.42     $ 11,069          8.00            N/A        N/A
              Bank                     23,476           16.68       11,259          8.00        $14,074      10.00
         Tier I Capital to Risk-
          Weighted Assets:
              Consolidated..........   25,540           18.46        5,534          4.00            N/A        N/A
              Bank..................   22,145           15.74        5,627          4.00          8,441       6.00
         Tier I Capital
          to Average Assets
              Consolidated..........   25,540           12.03        8,492          4.00            N/A        N/A
              Bank..................   22,145           10.37        8,542          4.00         10,677       5.00

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

The following table sets forth certain information relating to the Company's interest-earning assets and interest-bearing liabilities at December 31, 2000 that are estimated to mature or are scheduled to reprice within the period shown.

                                                                    More
                                                                    Than           More
                                                                   Three         Than Six         More
                                                                   Months         Months        Than One
                                                   Three           to Six         to One        Year to       More Than
                                                   Months          Months          Year        Five Years     Five Years      Total
                                                  --------        --------       --------       --------      --------      --------
                                                                                       ($ in thousands)

Loans (1),(2) ..............................      $ 62,257           5,823         10,951         49,793        47,026       175,850
Securities (3) .............................        12,720           3,175             96         31,290         9,350        56,631
Interest bearing deposits ..................         1,134              --             --             --            --         1,134
                                                  --------        --------       --------       --------      --------      --------

     Total rate-sensitive assets ...........        76,111           8,998         11,047         81,083        56,376       233,615
                                                  --------        --------       --------       --------      --------      --------
Deposit accounts (4):
  Savings and NOW ..........................        12,048              --             --             --            --        12,048
  Money market .............................        33,920              --             --             --            --        33,920
  Time deposits ............................        15,490          14,566         35,714         19,571            --        85,341
                                                  --------        --------       --------       --------      --------      --------

Total deposit accounts .....................        61,458          14,566         35,714         19,571            --       131,309

Borrowings (5) .............................        33,067              --             --         10,000        10,000        53,067
                                                  --------        --------       --------       --------      --------      --------

     Total rate-sensitive
         liabilities .......................        94,525          14,566         35,714         29,571        10,000       184,376
                                                  --------        --------       --------       --------      --------      --------

Gap (repricing differences) ................      $(18,414)         (5,568)       (24,667)        51,512        46,376      $ 49,239
                                                  ========        ========       ========       ========      ========      ========


Cumulative GAP .............................      $(18,414)        (23,982)       (48,649)         2,863        49,239
                                                  ========        ========       ========       ========      ========

Cumulative GAP/total assets ................         -7.53%          -9.81         -19.90           1.17         20.14
                                                   ========       ========       ========       ========      ========

--------------------------------------------------------------------------------

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

(4) Savings, NOW and money-market accounts are regarded as readily accessible withdrawable accounts. All other time accounts are scheduled according to their respective maturity dates.

(5) Borrowings include FHLB convertible advances which have a call option. For the purposes of the table above, the advances are categorized at their contractual maturity dates.

The following table reflects the contractual principal repayments of the Company's loan portfolio at December 31, 2000:


                                                        Commercial       Residential
                                         Commercial     Real Estate        Mortgage         Consumer
                                           Loans           Loans             Loans            Loans          Total
                                         ----------     -----------      -----------        --------        -------
                                                                         (In thousands)
Due within one year ....................    $25,138          15,627           7,415           4,800          52,980
Due after one through five years .......     15,377          13,204          14,741           9,814          53,136
Due after five years ...................        790             868          66,503             854          69,015
                                            -------         -------         -------         -------         -------

       Total ...........................    $41,305          29,699          88,659          15,468         175,131
                                            =======          ======          ======          ======         =======

Of the $122.2 million in loans due after one year, 66.8% of such loans have fixed rates of interest and 33.2% have adjustable rates.

The following table displays loan originations by type of loan and principal reductions during the periods indicated.

                                                                         Year Ended December 31,
                                                   -----------------------------------------------------------------
                                                     2000         1999            1998           1997           1996
                                                     ----         ----            ----           ----           ----
                                                                              (In thousands)
   Originations:
     Commercial loans.....................       $ 13,931        26,960         13,854         19,720          1,085
     Commercial real estate loans.........         13,527        12,668          7,020          8,360          3,205
     Residential real estate..............         24,467        20,804         33,498         10,507          7,480
     Consumer loans.......................          6,802         4,139          2,959          3,564          1,497
                                                 --------        ------         ------         ------          -----


     Total loans originated...............         58,728        64,571         57,331         42,151         13,267

   Principal reductions...................        (35,946)      (41,378)       (34,834)       (27,417)       (27,657)
                                                 --------       -------        -------        -------        -------


     Increase (decrease) in gross
       loans............................         $ 22,782        23,193         22,497         14,734        (14,390)
                                                 ========        =======        =======        =======       =======


The originations noted in the table above exclude originations of loans held for sale of $7.082 million, $2.496 million, $1.994 million, $9.005 million, and $51.533 million for periods ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

The following table summarizes the loan portfolio of the Company by type of loan as of December 31, 2000, 1999, 1998, 1997 and 1996.

                                                                      At December 31,
                            -------------------------------------------------------------------------------------------------------
                                   2000                   1999                  1998               1997                   1996
                            --------------------    -----------------     ----------------    ---------------       ---------------
                                            % of                % of                 % of               % of                  % of
                                Amount     Total     Amount     Total      Amount    Total     Amount   Total       Amount    Total
                               -------     -----     ------     -----      ------    -----     ------   -----       ------    -----
                                                                     (Dollars in thousands)
   Commercial.............  $   41,305     23.59%  $ 34,054     22.35%   $ 21,487    16.64%   $19,832   18.59%    $ 16,711    18.18%
   Commercial
     real estate..........      29,699     16.96     25,655     16.84      20,904    16.19     17,628   16.53       10,894    11.85
   Residential
     real estate..........      88,659     50.62     80,814     53.05      76,938    59.56     61,827   57.97       60,716    66.05
   Consumer....                 15,468      8.83     11,826      7.76       9,827     7.61      7,372    6.91        3,604     3.92
                            ----------    ------   --------    ------     -------   ------    -------  ------       ------   ------


       Total loans........  $  175,131    100.00%   152,349    100.00%    129,156   100.00%   106,659  100.00%      91,925   100.00%
                                          ======               ======               ======             ======                ======

   Less:
     Deferred loan
       fees...............        (210)                (166)                  (73)               (158)                (175)
     Allowance for
       loan losses........      (1,792)              (1,331)               (1,078)               (848)                (777)
                                ------             --------                ------                ----                 ----



       Loans, net.........  $  173,129             $150,852             $ 128,005           $ 105,653             $ 90,973
                            ==========             ========             =========           =========             ========


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

Commercial business loans totaled $41.305 million or 23.59% of the Bank's loan portfolio, as of December 31, 2000. Commercial business loan underwriting practices assess the borrower's creditworthiness and ability to repay, including an evaluation of the value of any collateral securing the proposed loan. While commercial business loans generally are made for shorter terms and at higher yields than one-to-four family residential loans, such loans generally involve a higher level of risk than one-to-four family residential loans. To a lesser extent, the bank originates and services Small Business Administration (SBA) loans, which are underwritten in accordance with the guidelines of the SBA. These loans are made to small businesses and usually require that significant collateral be assigned to the Bank from the borrower. Typically, the SBA guarantees 70% to 90% of the loan balance with the remaining portion unguaranteed. The Bank is permitted to sell the SBA-guaranteed portion of the loan in secondary markets, with the Bank retaining the portion that is not guaranteed. The Bank is compensated by the premium derived from the sale into the secondary market and a 1% servicing fee on the sold guaranteed portion. SBA loans are similar to commercial business loans in yield and credit risk.

The Bank's commercial real estate loans at December 31, 2000 totaled $29.699 million or 16.96% of the Bank's portfolio. The portfolio primarily consisted of owner-occupied commercial properties and generally have terms ranging from fifteen to twenty years and interest rate adjustment periods ranging from monthly to five years. Amortization periods for commercial mortgage loans generally do not exceed 25 years. Commercial real estate loans originated by the Bank are primarily secured by income-producing properties such as office buildings, warehouse buildings, retail space and to a lessor extent multi-family property. Generally, in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers, a maximum loan to value ratio of 75%, and a cash flow to debt service ratio of 1.25 to 1.

The Bank's real estate mortgage loans, which totaled $88.659 million or 50.62% of the Bank's total loan portfolio as of December 31, 2000, consist of residential mortgage loans secured by existing properties. The Bank's residential mortgage loans have terms which do not exceed 30 years and are secured by one-to-four family residences. Loans made for an amount in excess of 80% of the appraised value of the financed residences are generally originated with private mortgage insurance, which essentially insures that portion of the loan which is in excess of 80% of the appraised value of the financed residences. As of December 31, 2000, the residential loan portfolio of the Bank consisted of approximately 25% in ARMs and 75% in fixed rate loans. Residential mortgage loans generally are underwritten by the Bank in accordance with guidelines of the Federal National Mortgage Association (the "FNMA") and the Federal Home Loan Mortgage Corporation (the "FHLMC").

Consumer loans are extended for a variety of purposes including the purchase of automobiles, home improvement, lines of credit and unsecured personal loans. As of December 31, 2000, consumer loans were approximately $15.468 million or 8.83% of total loans.

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

The following table shows the distribution of, and certain other information relating to, deposit accounts by type:

                                                                     At  December  31,
                                             ---------------------------------------------------------------------
                                                    2000                      1999                      1998
                                             -----------------        ------------------        -------------------
                                                         % of                      % of                       % of
                                             Balance     Total        Balance      Total        Balance       Total
                                             -------     -----        -------      -----        -------       -----
                                                                    (Dollars in thousands)
     Demand deposits...................... $  29,827     18.51%      $ 21,370      14.62%      $  18,316      12.97%
     Savings and NOW deposits.............    12,048      7.48         13,640       9.33          12,940        9.16
     Money-market deposits................    33,920     21.05         38,146      26.10          38,721       27.42
     Time deposits........................    85,341     52.96         73,020      49.95          71,235       50.45
                                           ---------     -----       --------     ------       ---------     -------

     Total deposits....................... $ 161,136    100.00%      $146,176     100.00%      $ 141,212     100.00%
                                           =========    ======       ========     ======       =========     ======


Jumbo certificates ($100,000 and over) included above mature as follows:

                                                                                                     At December 31,
                                                                                                     ---------------
                                                                                                          2000
                                                                                                          ----
                                                                                                     (In thousands)
     Due three months or less...............................................................          $   4,444
     Due over three months to six months.....................................................             3,283
     Due over six months to one year.........................................................            19,818
     Due over one year.......................................................................             4,040
                                                                                                      ---------

       Total................................................................................          $  31,585
                                                                                                      =========

The scheduled maturities of time deposits are as follows:

                                                                                              At December 31,
                                                                                              ---------------
                                                                                                   2000
                                                                                                   ----
                                                                                              (In thousands)
     Due in one year or less................................................................   $  65,770
     Due in more than one but less than three years.........................................      19,021
     Due in more than three but less than five years........................................         550
                                                                                               ---------


       Total...............................................................................    $  85,341
                                                                                               =========

The following table sets forth the net deposit flows of the Company during the period indicated:

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                                       2000       1999       1998
                                                                                       ----       ----       ----
                                                                                               (In thousands)

   Net increase (decrease) before interest credited..........................       $ 13,310      (548)     10,344
   Net interest credited.....................................................          1,650     5,512       5,873
                                                                                    ---------     -----       -----

   Net deposit increase......................................................       $ 14,960      4,964     16,217
                                                                                    ========      =====     ======

The following table indicates the daily average balances and weighted average interest rates paid on interest bearing deposits for each of the three years ended December 31, 2000, 1999 and 1998:

                                                                Years Ended December 31,
                              ---------------------------------------------------------------------------------------------
                                         2000                               1999                             1998
                              ---------------------------       --------------------------       --------------------------
                              Average     % of     Average      Average    % of     Average      Average   % of      Average
                              Balance     Total     Yield       Balance    Total     Yield       Balance   Total      Yield
                              -------     -----     -----       -------    -----     -----       -------   -----      -----
                                                                  (Dollars in thousands)
Savings and NOW
   deposits...............   $ 13,249      8.51     1.47%      $ 12,826    9.03      1.49%       $ 11,147    8.33      1.53%

Money-market
   deposits...............     37,317     23.96     4.25         40,103   28.25      3.77          39,822   29.76      4.39
Time deposits.............     80,037     51.39     5.69         69,447   48.91      5.23          67,135   50.16      5.72
                             --------     -----                --------   -----                  --------  ------

Total interest-bearing
   deposits...............    130,603     83.86     4.85        122,376   86.19      4.36        118,104    88.25      4.88

Noninterest bearing
   deposits...............     25,150     16.14                  19,619   13.81                    15,730   11.75
                             --------     -----                --------   -----                  --------  ------

Total.....................   $155,753    100.00                $141,995  100.00                  $133,834  100.00
                             ========    ======                ========  ======                  ========  ======

               Comparison of Year Ended December 31, 2000 and 1999
General

Net earnings for the year ended December 31, 2000 were $1.719 million or $.85 per basic and diluted share compared to net earnings of $1.223 million or $.56 per basic and diluted share for the year ended December 31, 1999. The increase in income was primarily due to an increase in net interest income partially offset by increases in noninterest expenses and decreases in noninterest income.

Interest Income and Expense

Interest income increased from $15.044 million for the year ended December 31, 1999 to $18.545 million for the year ended December 31, 2000. Interest income on loans increased $2.503 million due to an increase in the average loan portfolio balance from $143.882 million for the year ended December 31, 1999 to $163.247 million for the year ended December 31, 2000, and an increase in the weighted-average yield earned on the portfolio from 8.59% to 9.11%. Interest on securities increased to $3.439 million for the year ended December 31, 2000 from $2.581 million for the year ended December 31, 1999. The average security portfolio increased to $56.241 million in 2000 from $46.943 million in 1999. The weighted average yield increased from 5.50% in 1999 to 6.11% in 2000. Interest on other interest-earning assets increased $140,000 due to an increase in average other interest-earning assets from $1.981 million in 1999 to $3.798 million in 2000.

Interest expense increased to $9.305 million for the year ended December 31, 2000 from $6.904 million for the year ended December 31, 1999. Interest expense on deposit accounts increased $1.003 million from $5.331 million in 1999 to $6.334 million during 2000, primarily attributed to an increase in the weighted average yield from 4.36% in 1999 to 4.85% in 2000. The average interest-bearing deposit balances increased from $122.376 million during the year ended December 31, 1999 to $130.603 million for 2000, a $8.227 million increase. Interest expense on other borrowings increased $1.398 million from $1.573 million in 1999 to $2.971 million in 2000, primarily due to an increase in average borrowings from $31.086 million during the year ended December 31, 1999 to $49.713 million in 2000. The average cost of all interest-bearing liabilities increased to 5.16% for the year ended December 31, 2000 from 4.50% for the year ended December 31, 1999.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market areas, and other factors related to the collectability of the Bank's loan portfolio. The provision increased to $685,000 for the year ended December 31, 2000 from $610,000 for the year ended December 31, 1999. The increase in the provision is a result of management's decision to increase reserves as the composition of the loans continues to shift from residential mortgage dominance to a more traditional commercial bank portfolio. Net loan charge-offs for the period ending December 31, 2000 of $224,000 as compared to the $357,000 for the period ending December 31, 1999. Management believes that the allowance for loan losses of $1.792 million is adequate at December 31, 2000.

Noninterest Income

Total noninterest income for the period ended December 31, 2000 was $1.092 million as compared to the $1.131 million for the period ended December 31, 1999. The decrease of noninterest income of $39,000, is primarily attributed to net losses realized on the sale of investments available for sale as the Company repositioned its earning assets.

Noninterest Expenses

Total noninterest expenses increased $465,000 to $7.185 million for the year ended December 31, 2000 from $6.720 million for the year ended December 31, 1999. The increases are primarily attributed to the Company's increased staffing levels as we continue to focus on providing the required service to our customers.

Provision for Income Taxes

The provision for income taxes increased from $718,000 (an effective rate at 37.0%) during the year ended December 31, 1999 to $821,000 (an effective rate at 33.3%) during the year ended December 31, 2000. The decrease in the income tax is directly related to the purchases of Bank Qualified Municipal Investments during the year ending December 31, 2000.

Extraordinary Item

During the period ending December 31, 2000, the Bank successfully completed the sale of a $5.000 million Federal Home Loan Bank advance. The Company recorded a pre-tax gain of $125,000 on the sale of the liability. The transaction is considered an extraordinary item - a gain on extinguishment of debt, net of a $47,000 tax.


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

The following table presents summarized quarterly data (in thousands, except per share amounts):

                                                                                   Year Ended December 31, 2000
                                                                       ---------------------------------------------------
                                                                        First         Second         Third         Fourth
                                                                       Quarter        Quarter        Quarter       Quarter
                                                                       ------         ------         ------         ------
Interest income ................................................       $4,244          4,558          4,813          4,930

Interest expense ...............................................        2,025          2,266          2,431          2,583
                                                                       ------         ------         ------         ------

Net interest income ............................................        2,219          2,292          2,382          2,347

Provision for loan losses ......................................          165            165            175            180
                                                                       ------         ------         ------         ------

     Net interest income after provision
         for loan losses .......................................        2,054          2,127          2,207          2,167
                                                                       ------         ------         ------         ------

Noninterest income .............................................          298            189            277            328
Noninterest expense ............................................        1,776          1,824          1,783          1,802
                                                                       ------         ------         ------         ------

Net earnings before income taxes and extraordinary item ........          576            492            701            693
         Income taxes ..........................................          204            154            232            231

Net earnings before extraordinary item .........................          372            338            469            462


   Extraordinary item ..........................................           --             78             --             --
                                                                       ------         ------         ------         ------
Net Earnings ...................................................       $  372            416            469            462
                                                                       ======         ======         ======         ======

Basic earnings per common share ................................       $ 0.18         $ 0.21         $ 0.23         $ 0.23
                                                                       ======         ======         ======         ======


Diluted earnings per common share ..............................       $ 0.18         $ 0.21         $ 0.23         $ 0.23
                                                                       ======         ======         ======         ======


                                                                                   Year Ended December 31, 1999
                                                                       ---------------------------------------------------
                                                                        First         Second         Third         Fourth
                                                                       Quarter        Quarter        Quarter       Quarter
                                                                       ------         ------         ------         ------

Interest income ................................................       $3,530          3,655          3,868          3,991
Interest expense ...............................................        1,592          1,653          1,801          1,858
                                                                       ------         ------         ------         ------

     Net interest income .......................................        1,938          2,002          2,067          2,133

Provision for loan losses ......................................          155            155            165            135
                                                                       ------         ------         ------         ------

     Net interest income after provision
         for loan losses .......................................        1,783          1,847          1,902          1,998
                                                                       ------         ------         ------         ------

Noninterest income .............................................          282            329            261            259
Noninterest expense ............................................        1,585          1,651          1,747          1,737
                                                                       ------         ------         ------         ------

Net earnings before income taxes ...............................          480            525            416            520

Income taxes ...................................................          178            194            154            192
                                                                       ------         ------         ------         ------


Net earnings ...................................................       $  302            331            262            328
                                                                       ======         ======         ======         ======

Basic earnings per common share ................................       $  .13            .15            .12            .16
                                                                       ======         ======         ======         ======

Diluted earnings per common share ..............................       $  .13            .15            ,12            .16
                                                                       ======         ======         ======         ======

Item 7A. Quantitative and Qualitative Disclosure About Market Risk See Part I, Item 1. DESCRIPTION OF BUSINESS, Market Risk.

Item 8. Financial Statements and Supplementary Data.
Pointe Financial Corporation

                                      INDEX

Audited Consolidated Financial Statement                               Page(s)

Report of Independent Certified Public Accounts
(Hacker, Johnson & Smith PA) .....................................     F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999 .....     F-2

Consolidated Statements of Earnings for the years ended
December 31, 2000, 1999 and 1998 .................................     F-3, F-4

Consolidated Statements of Stockholder's Equity for the
years ended December 31, 2000, 1999 and 1998 .....................     F-5, F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998 .................................     F-7, F-8

Notes to Consolidated Financial Statements .......................     F-9, F-28

Independent Auditors' Report on  Supplementary
Information ......................................................     F-29

Consolidated Balance Sheets as of December 31, 2000 ..............     F-30

Consolidated Statements of Operations for the year ended
December 31, 2000 .................................................     F-31


Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

                          Independent Auditors' Report



Board of Directors
Pointe Financial Corporation
Boca Raton, Florida

         We have audited the consolidated balance sheets of Pointe Financial Corporation and Subsidiaries (the "Company") at December 31, 2000 and 1999, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with generally accepted accounting principles.




HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
January 19, 2001

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets
                     ($ in thousands, except share amounts)



                                                                                                At December 31,
                                                                                          ----------------------------
         Assets                                                                                2000               1999
                                                                                               ----               ----
Cash and due from banks .........................................................         $   6,482              6,822
Interest-bearing deposits with banks ............................................             1,134                 87
                                                                                          ---------          ---------

       Total cash and cash equivalents ..........................................             7,616              6,909

Securities available for sale ...................................................            53,670             46,157
Loans receivable, net of allowance for loan losses of $1,792
   in 2000 and $1,331 in 1999 ...................................................           173,129            150,852
Loans held for sale .............................................................               719              2,696
Accrued interest receivable .....................................................             2,035              1,375
Premises and equipment, net .....................................................             2,842              2,225
Federal Home Loan Bank stock, at cost ...........................................             2,482              1,753
Federal Reserve Bank stock, at cost .............................................               479                479
Foreclosed real estate ..........................................................                18                257
Deferred income tax asset .......................................................               591                348
Other assets ....................................................................               927                605
                                                                                          ---------          ---------

       Total ....................................................................         $ 244,508            213,656
                                                                                          =========          =========

   Liabilities and Stockholders' Equity

Liabilities:
   Noninterest-bearing demand deposits ..........................................            29,827             21,370
   Savings and NOW deposits .....................................................            12,048             13,640
   Money-market deposits ........................................................            33,920             38,146
   Time deposits ................................................................            85,341             73,020
                                                                                          ---------          ---------

       Total deposits ...........................................................           161,136            146,176

   Official checks ..............................................................             1,660              1,075
   Other borrowings .............................................................             8,067              5,394
   Advances from Federal Home Loan Bank .........................................            45,000             35,060
   Accrued interest payable .....................................................               989                688
   Advance payments by borrowers for taxes and insurance ........................               365                451
   Other liabilities ............................................................               561                229
                                                                                          ---------          ---------

       Total liabilities ........................................................           217,778            189,073
                                                                                          ---------          ---------

Commitments and contingencies (Notes 4, 8 and 9)

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued ....                --                 --
   Common stock, $.01 par value, 5,000,000 shares authorized; 2,319,227 and
     2,310,018 shares issued at December 31, 2000 and 1999, respectively ........                23                 23
   Additional paid-in capital ...................................................            23,835             23,753
   Retained earnings ............................................................             6,274              4,959
   Accumulated other comprehensive income (loss) ................................              (373)            (1,102)
   Treasury stock, at cost (297,000 shares at December 31, 2000 and 1999) .......            (3,000)            (3,000)
   Stock incentive plan .........................................................               (29)               (50)
                                                                                          ---------          ---------

       Total stockholders' equity ...............................................            26,730             24,583
                                                                                          ---------          ---------

       Total ....................................................................         $ 244,508            213,656
                                                                                          =========          =========




See Accompanying Notes to Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Earnings
                    ($ in thousands except per share amounts)


                                                                                               Year Ended December 31,
                                                                                      ---------------------------------------
                                                                                          2000            1999           1998
                                                                                          ----            ----           ----
Interest income:
   Loans receivable ............................................................      $ 14,864          12,361         10,459
   Securities available for sale ...............................................         3,439           2,581          2,311
   Securities held to maturity .................................................            --              --            270
   Other interest earning assets ...............................................           242             102             73
                                                                                      --------        --------       --------

       Total interest income ...................................................        18,545          15,044         13,113
                                                                                      --------        --------       --------

Interest expense:
   Deposits ....................................................................         6,334           5,331          5,759
   Borrowings ..................................................................         2,971           1,573            739
                                                                                      --------        --------       --------

       Total interest expense ..................................................         9,305           6,904          6,498
                                                                                      --------        --------       --------

Net interest income ............................................................         9,240           8,140          6,615

       Provision for loan losses ...............................................           685             610            950
                                                                                      --------        --------       --------

Net interest income after provision for loan losses ............................         8,555           7,530          5,665
                                                                                      --------        --------       --------

Noninterest income:
   Service charges on deposit accounts .........................................           815             663            729
   Loan servicing fees .........................................................            47              55             61
   Net gains from sale of loans ................................................             6              32            158
   Net realized gain (loss) on sale of securities ..............................          (123)             38            298
   Other .......................................................................           347             343            404
                                                                                      --------        --------       --------

       Total noninterest income ................................................         1,092           1,131          1,650
                                                                                      --------        --------       --------

Noninterest expenses:
   Salaries and employee benefits ..............................................         3,831           3,374          2,858
   Occupancy expense ...........................................................         1,161           1,133            992
   Advertising and promotion ...................................................           263             325            297
   Professional fees ...........................................................           207             273            191
   Federal deposit insurance premiums ..........................................            31             102             94
   Data processing .............................................................           413             363            287
   Other .......................................................................         1,279           1,150            912
                                                                                      --------        --------       --------

       Total noninterest expenses ..............................................         7,185           6,720          5,631
                                                                                      --------        --------       --------

       Earnings before income taxes and extraordinary item .....................         2,462           1,941          1,684

Income taxes ...................................................................           821             718            631
                                                                                      --------        --------       --------

       Earnings before extraordinary item ......................................         1,641           1,223          1,053

Extraordinary item - gain on extinguishment of debt, net of taxes of $47 .......            78              --             --
                                                                                      --------        --------       --------

       Net earnings ............................................................      $  1,719           1,223          1,053
                                                                                      ========        ========       ========

(continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                    ($ in thousands except per share amounts)


                                                                                             Year Ended December 31,
                                                                                   -------------------------------------------------
                                                                                     2000                  1999                 1998
                                                                                     -----                 ----                 ----
Net earnings per share - basic:
   Earnings before extraordinary item ..............................                   .81                  .56                  .56

   Extraordinary gain from extinguishment of debt ..................                   .04                   --                   --
                                                                             -------------         ------------         ------------

       Net earnings per share - basic ..............................         $         .85                  .56                  .56
                                                                             =============         ============         ============

Net earnings per share - diluted:
   Earnings before extraordinary item ..............................                   .81                  .56                  .55

   Extraordinary gain from extinguishment of debt ..................                   .04                   --                   --
                                                                             -------------         ------------         ------------

       Net earnings per share - diluted ............................         $         .85                  .56                  .55
                                                                             =============         ============         ============

   Weighted-average shares outstanding for basic ...................             2,019,567            2,197,503            1,826,613
                                                                             =============         ============         ============

   Weighted-average shares outstanding for diluted .................             2,019,632            2,204,244            1,854,611
                                                                             =============         ============         ============

   Dividends per share .............................................         $         .20                  .15                   --
                                                                             =============         ============         ============









See Accompanying Notes to Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                                ($ In thousands)


                                  Accumulated
                                                                                                                  Other
                                                                                                                  Compre-   Total
                                                                     Additional    Stock                          hensive   Stock-
                                                 Preferred   Common    Paid-In   Incentive  Treasury  Retained    Income    holders'
                                                  Stock      Stock     Capital     Plan      Stock    Earnings     (Loss)   Equity
                                                 -------    -------    -------    -------    -------    -------    -------  -------
Balance at December 31, 1997 ................   $     1          8    10,935         --         --      3,039       (138)    13,845
                                                                                                                            -------

Comprehensive income:
   Net earnings .............................        --         --        --         --         --      1,053         --      1,053

   Net change in unrealized loss on available
     for-sale securities, net of taxes ......        --         --        --         --         --         --       (239)      (239)
                                                                                                                            -------

   Comprehensive income .....................        --         --        --         --         --         --         --        814
                                                                                                                            -------
Three-for-two stock split
   (416,626 shares) .........................        --          4        (4)        --         --         --         --         --

Stock dividends on preferred stock
   (1,410 shares) ...........................        --         --        27         --         --        (27)        --         --

Proceeds from issuance of preferred stock,
   net of  offering costs (500 shares) ......        --         --        10         --         --         --         --         10

Conversion of preferred stock
   (56,026 shares) to common
   stock (126,026 shares) ...................        (1)         1        --         --         --         --         --         --

Proceeds from issuance of
   common stock, net of offering
   costs (869,565 shares) ...................        --          8    12,068         --         --         --         --     12,076

Common stock options exercised
   (11,982 shares) ..........................        --          1       119         --         --         --         --        120

Issuance of common stock to directors
   as compensation (11,045 shares) ..........        --          1       169         --         --         --         --        170
                                                -------    -------   -------    -------    -------    -------    -------    -------

Balance at December 31, 1998 ................   $    --         23    23,324         --         --      4,065       (377)    27,035
                                                -------    -------   -------    -------    -------    -------    -------    -------

                                                                    (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                                ($ In thousands)


                                  Accumulated
                                                                                                                  Other
                                                                                                                  Compre-   Total
                                                                     Additional    Stock                          hensive   Stock-
                                                 Preferred   Common    Paid-In   Incentive  Treasury  Retained    Income    holders'
                                                  Stock      Stock     Capital     Plan      Stock    Earnings     (Loss)   Equity
                                                 -------    -------    -------    -------    -------    -------    -------  -------

Balance at December 31, 1998 ................   $    --         23    23,324         --         --      4,065       (377)    27,035
                                                                                                                            -------
Comprehensive income:
   Net earnings .............................        --         --        --         --         --      1,223         --      1,223

   Net change in unrealized loss on
     available-for-sale
     securities, net of taxes ...............        --         --        --         --         --         --       (725)      (725)
                                                                                                                            -------

   Comprehensive income .....................        --         --        --         --         --         --         --        498
                                                                                                                            -------

Cash dividends paid on common stock .........        --         --        --         --         --       (329)        --       (329)

Purchase of Treasury Stock
   (297,000 shares) .........................        --         --        --         --     (3,000)        --         --     (3,000)

Common stock options exercised
   (25,458 shares) ..........................        --         --       258         --         --         --         --        258

Issuance of common stock to directors
   as compensation (11,228 shares) ..........        --         --       109         --         --         --         --        109

Shares issued in stock incentive plan
   (6,935 shares) ...........................        --         --        68        (68)        --         --         --         --

Shares committed to participants in
   stock incentive plan .....................        --         --        --         12         --         --         --         12

Shares cancelled in stock incentive
   plan (575 shares) ........................        --         --        (6)         6         --         --         --         --
                                                -------    -------   -------    -------    -------    -------    -------    -------

Balance at December 31, 1999 ................        --         23    23,753        (50)    (3,000)     4,959     (1,102)    24,583
                                                                                                                            -------

Comprehensive income:
   Net earnings .............................        --         --        --         --         --      1,719         --      1,719

   Net change in unrealized loss on
     available-for-sale securities,
     net of taxes ...........................        --         --        --         --         --         --        729        729
                                                                                                                            -------

   Comprehensive income .....................        --         --        --         --         --         --         --      2,448
                                                                                                                            -------

Shares committed to participants in
   stock incentive plan .....................        --         --        --         11         --         --         --         11

Committed shares cancelled in stock
   incentive plan (1,010 shares) ............        --         --       (10)        10         --         --         --         --

Cash dividends paid .........................        --         --        --         --         --       (404)        --       (404)

Issuance of common stock to directors
   as compensation (12,164 shares) ..........        --         --       109         --         --         --         --        109

Cancellation of common stock issued to
   directors as compensation (1,945 shares)..        --         --       (17)        --         --         --         --        (17)
                                                -------    -------   -------    -------    -------    -------    -------    -------

Balance at December 31, 2000 ................   $    --         23    23,835        (29)    (3,000)     6,274       (373)    26,730
                                                =======    =======   =======    =======    =======    =======    =======    =======





See Accompanying Notes to Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                ($ in thousands)

                                                                                             Year Ended December 31,
                                                                                     --------------------------------------
                                                                                         2000           1999           1998
                                                                                         ----           ----           ----
Cash flows from operating activities:
     Net earnings ..............................................................     $  1,719          1,223          1,053
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses ..............................................          685            610            950
        Depreciation ...........................................................          423            447            389
        Net amortization of fees, premiums, discounts and other ................          131            293            101
        (Credit) provision for deferred income taxes ...........................         (243)          (127)             3
        Common stock issued as compensation for services .......................           92            109            170
        Shares committed to participants in incentive stock plan ...............           11             12             --
        Loss (gain) on sale of securities ......................................          123            (38)          (298)
        Gain on sale of loans ..................................................           (6)           (32)          (158)
        Originations of loans held for sale ....................................       (7,082)        (2,496)        (1,994)
        Proceeds from sale of loans held for sale ..............................        9,065            449          5,978
        (Increase) decrease in other assets ....................................         (687)           423             64
        Increase in accrued interest receivable ................................         (660)          (105)          (243)
        Increase (decrease) in official checks .................................          585           (173)           (72)
        Increase (decrease) in accrued interest payable ........................          301             (7)            22
        Increase (decrease) in other liabilities ...............................          332              1           (255)
                                                                                     --------       --------       --------

           Net cash provided by operating activities ...........................        4,789            589          5,710
                                                                                     --------       --------       --------

Cash flows from investing activities:
     Purchase of securities available for sale .................................      (26,731)       (29,952)       (61,703)
     Proceeds from sale of securities ..........................................        8,955         17,083         34,225
     Maturities and calls of securities available for sale .....................       10,100         14,285          7,950
     Purchase of securities held to maturity ...................................           --             --         (2,100)
     Principal repayments on securities available for sale .....................        1,123          2,376            632
     Principal repayments on securities held to maturity .......................           --             --            259
     Net increase in loans .....................................................      (23,007)       (23,560)       (24,213)
     Purchase of premises and equipment, net ...................................       (1,040)          (912)          (924)
     Cash paid for foreclosed real estate ......................................          (99)            --             --
     Proceeds from sale of foreclosed real estate ..............................          263            106            448
     Net increase in other securities ..........................................         (729)          (518)          (144)
                                                                                     --------       --------       --------

           Net cash used in investing activities ...............................      (31,165)       (21,092)       (45,570)
                                                                                     --------       --------       --------

Cash flows from financing activities:
     Net increase in deposits ..................................................       14,960          4,964         16,217
     Net increase in Federal Home Loan Bank advances ...........................        9,940         20,060         10,600
     Net increase in other borrowings ..........................................        2,673          1,948          1,655
     (Decrease) increase in advance payments for taxes and insurance ...........          (86)            40             78
     Net proceeds from issuance of preferred stock, net of offering costs ......           --             --             10
     Net proceeds from issuance of common stock, net of offering costs .........           --             --         12,076
     Proceeds from exercise of stock options ...................................           --            258            120
     Cash dividends paid on common stock .......................................         (404)          (329)            --
     Purchase of treasury stock ................................................           --         (3,000)            --
                                                                                     --------       --------       --------

           Net cash provided by financing activities ...........................       27,083         23,941         40,756
                                                                                     --------       --------       --------

                 POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                ($ in thousands)

                                                                                             Year Ended December 31,
                                                                                     --------------------------------------
                                                                                         2000           1999           1998
                                                                                         ----           ----          -----
           Net increase in cash and cash equivalents ...........................          707          3,438            896

Cash and cash equivalents at beginning of year .................................        6,909          3,471          2,575
                                                                                     --------       --------       --------

Cash and cash equivalents at end of year .......................................     $  7,616          6,909          3,471
                                                                                     ========       ========       ========

Supplemental disclosure of cash flow information: Cash paid during the year for:
        Interest ...............................................................     $  9,004          6,911          6,476
                                                                                     ========       ========       ========

        Income taxes ...........................................................     $    998            414            650
                                                                                     ========       ========       ========

     Noncash transactions:
        Reclassification of loans receivable to foreclosed real estate .........     $     --            257            725
                                                                                     ========       ========       ========

        Reclassification of foreclosed real estate to loans receivable .........     $     --            247             29
                                                                                     ========       ========       ========

        Accumulated other comprehensive income (loss), change in unrealized
           loss on securities available for sale ...............................     $    729           (725)          (239)
                                                                                     ========       ========       ========

        Stock dividends paid on preferred stock ................................     $     --             --             27
                                                                                     ========       ========       ========

        Activity in stock incentive plan, net ..................................     $     21             50             --
                                                                                     ========       ========       ========

        Transfer of securities from held to maturity to available for sale
           category ............................................................     $     --             --          8,456
                                                                                     ========       ========       ========

        Reclassification of foreclosed real estate to other assets .............     $     75             23             --
                                                                                     ========       ========       ========

        Transfer of loans to loans held for sale ...............................     $  6,736             --             --
                                                                                     ========       ========       ========





See Accompanying Notes to Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

              For the Years Ended December 31, 2000, 1999 and 1998


(1) Description of Business and Summary of Significant Accounting Policies General. Pointe Financial Corporation (the "Holding Company") is a
          Financial Holding Company. The Holding Company owns 100% of Pointe Bank (the "Bank"), a state-chartered commercial bank and Pointe Financial Services, Inc., (collectively the "Company"). The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its five banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary.

          In 2000, the Company formed Pointe Capital, an investment banking joint venture with First Integrated Capital Corporation, a subsidiary of McGinn, Smith & Company, Inc., a related party. Pointe Capital offers investment banking services to small and medium-size businesses in South Florida. The Company accounts for its investment in Pointe Capital using the equity method of accounting. Activity was minimal during the year ended December 31, 2000 and the Company's investment of approximately $500,000 in Pointe Capital is included in other assets in the consolidated balance sheet.

          On January 4, 2001, the Company entered into an agreement to purchase four branch offices in Miami-Dade County from another financial institution. The branches have a combined deposit base of approximately $57.2 million. The Company will also acquire in this transaction consumer loans of approximately $6.5 million and $25.0 million of participation interests in existing commercial real estate loans in the seller's portfolio.

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

     Use of Estimates. In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

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

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(1) Description of Business and Summary of Significant Accounting Policies, Continued
     Loans Held for Sale. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. At December 31, 2000 and 1999 the book value of loans held for sale approximated market value in the aggregate.

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

          The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the credit is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

          A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

     IncomeTaxes. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

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

     Off-Balance-Sheet Financial Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit and stand-by letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

                                                                    (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(1) Description of Business and Summary of Significant Accounting Policies, Continued
     Fair Values of Financial Instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

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

               Deposit Liabilities. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of time deposits.

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

(2) Securities Available for Sale
     Securities have been classified according to management's intent. The carrying amount of securities and their approximate fair values are summarized as follows (in thousands):

                                                                                     Gross        Gross
                                                                     Amortized    Unrealized   Unrealized      Fair
                                                                      Cost           Gains       Losses        Value
                                                                  ------------    ----------   ----------   -----------
           At December 31, 2000:
              U.S. Treasury securities.............................  $ 11,137          23            (94)      11,066
              Mortgage-backed securities...........................    12,771          53           (653)      12,171
              Mutual fund..........................................     2,025          --            (85)       1,940
              U.S. Government agency securities....................    22,049          13           (112)      21,950
              Tax exempt securities................................     6,037         247             --        6,284
              Other................................................       250           9             --          259
                                                                     --------        ----         ------      -------

                 Total ............................................  $ 54,269         345           (944)      53,670
                                                                     ========         ===         ======       ======

           At December 31, 1999:
              U.S. Treasury securities.............................    14,252          --           (401)      13,851
              Mortgage-backed securities...........................    13,894           2           (587)      13,309
              Mutual fund..........................................     4,108          --           (233)       3,875
              U.S. Government agency securities....................    15,495          --           (548)      14,947
              Other................................................       175          --             --          175
                                                                     --------         ---         ------      --------

                 Total ............................................  $ 47,924           2         (1,769)      46,157
                                                                     ========         ===          =====       =======

     TheCompany currently invests in one mutual fund consisting of a Short U.S.
          Government Securities Portfolio. The Short U.S. Government
          Securities Portfolio pursues its investment objective by investing in high-quality assets, primarily in securities issued or guaranteed by the U.S. Government, its agencies or instrumentalties with remaining maturities of 5 years or less that qualify as "liquid assets."

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

     At December 31, 2000 and 1999, approximately $505,000 and $492,000 respectively, of securities were pledged for the Company's treasury tax and loan account, approximately $11,262,000 and $6,251,000 were pledged as collateral for investment repurchase agreements and approximately $11,290,000 and $12,736,000 were pledged for public deposits.

                                                                    (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(2) Securities Available for Sale, Continued
    The following summarizes sales of securities (in thousands):

                                                                                         Year Ended December 31,
                                                                                    ---------------------------------
                                                                                     2000           1999         1998
                                                                                     ----           ----         ----

           Proceeds from sale of securities...................................    $ 8,955         17,083       34,225
                                                                                  =======         ======       ======

           Gross gains from sale of securities................................         12             41          376
           Gross losses from sale of securities...............................       (135)            (3)         (78)
                                                                                  -------         ------       ------

           Net (losses) gains.................................................    $  (123)            38          298
                                                                                  =======         ======       ======

    The scheduled maturities of securities available for sale at December 31, 2000 are as follows (in thousands):

                                                                                               Amortized       Fair
                                                                                                 Cost          Value
                                                                                               ---------       -----

           Due in less than one year.....................................................      $  4,019        4,023
           Due from one to five years....................................................        29,217       29,045
           Due from five to ten years....................................................           200          207
           Due in over ten years.........................................................         6,037        6,284
           Mortgage-backed securities....................................................        12,771       12,171
           Mutual fund...................................................................         2,025        1,940
                                                                                               --------      -------
                                                                                               $ 54,269       53,670
                                                                                               ========      =======

(3) Loans Receivable
    The components of loans are summarized as follows (in thousands):

                                                                                                 At December 31,
                                                                                             -----------------------
                                                                                               2000               1999
                                                                                               ----               ----

              Residential real estate.................................................    $  88,659             80,814
              Commercial real estate..................................................       29,699             25,655
              Commercial loans........................................................       41,305             34,054
              Consumer loans..........................................................       15,468             11,826
                                                                                          ---------           --------

                                                                                            175,131            152,349

              Deferred loan fees......................................................         (210)              (166)
              Allowance for loan losses...............................................       (1,792)            (1,331)
                                                                                          ---------           --------

                                                                                          $ 173,129            150,852
                                                                                          =========           ========

                                                                    (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(3) Loans Receivable, Continued
    An analysis of the change in the allowance for loan losses follows (in thousands):

                                                                                           Year Ended December 31,
                                                                                     ---------------------------------
                                                                                     2000          1999           1998
                                                                                     ----          ----           ----

              Balance at beginning of year....................................    $ 1,331         1,078            848
                                                                                  -------         -----          -----

              Loans charged-off...............................................       (239)         (361)          (722)
              Recoveries......................................................         15             4              2
                                                                                  -------         -----          ------

                  Net loans charged-off.......................................       (224)         (357)          (720)
                                                                                  -------         -----          -----

              Provision for loan losses.......................................        685           610            950
                                                                                  -------         -----          -----

              Balance at end of year..........................................    $ 1,792         1,331          1,078
                                                                                  =======         =====          =====

    The following summarizes the amount of impaired loans (in thousands):

                                                                                                     At December 31,
                                                                                                    ----------------
                                                                                                     2000        1999
                                                                                                     ----        ----
              Loans identified as impaired:
                  Gross loans with no related allowance for losses..............................  $    --          --
                  Gross loans with related allowance for losses recorded........................      150         440
                  Less:  Allowances on these loans..............................................      (75)       (220)
                                                                                                  -------        ----

              Net investment in impaired loans..................................................  $    75         220
                                                                                                  =======        ====


    The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                                             Year Ended December 31,
                                                                                         ----------------------------
                                                                                         2000        1999        1998
                                                                                         ----        ----        ----

              Average investment in impaired loans..................................  $   109         220       1,665
                                                                                      =======      ======       =====

              Interest income recognized on impaired loans..........................  $    --          --         157
                                                                                      =======      ======      ======

              Interest income received on impaired loans............................  $    --          --         157
                                                                                      =======      ======      ======

    No additional funds are committed to be advanced in connection with impaired loans.


                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(4) Premises and Equipment
    Premises and equipment is summarized as follows (in thousands):

                                                                                                At December 31,
                                                                                               ------------------
                                                                                               2000          1999
                                                                                               ----          ----

             Land.......................................................................   $    964             964
             Building...................................................................        180             180
             Leasehold improvements.....................................................        986           1,052
             Furniture, fixtures and equipment..........................................      2,992           2,433
             Construction in process....................................................        401              --
                                                                                           --------        --------

               Total, at cost...........................................................      5,523           4,629

             Less accumulated depreciation and amortization.............................     (2,681)         (2,404)
                                                                                           --------        --------

               Net book value...........................................................    $ 2,842           2,225
                                                                                            =======        ========

    The Company leases four of its banking offices. Rental expense was approximately $534,000, $487,000 and $434,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Approximate future minimum annual rental payments under noncancellable leases are as follows (in thousands):

           Year Ending
           December 31,                                                                                     Amount
           ------------                                                                                     ------
               2001................................................................................        $   741
               2002................................................................................            547
               2003................................................................................            237
               2004................................................................................            169
               2005................................................................................            140
               Thereafter..........................................................................             23
                                                                                                           -------

               Total...............................................................................       $ 1,857
                                                                                                            ======

(5) Deposits
    The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000, was approximately $31.6 million and $28.2 million at December 31, 2000 and 1999, respectively.

    At December 31, 2000, the scheduled maturities of certificates of deposit are as follows (in thousands):

           Year Ending
           December 31,                                                                                      Amount
           ------------                                                                                      ------
               2001................................................................................        $ 65,770
               2002................................................................................          16,737
               2003................................................................................           2,284
               2004................................................................................              77
               2005 and thereafter.................................................................             473
                                                                                                          ---------

                                                                                                           $ 85,341
                                                                                                           ========

(6) Other Borrowings
    The Company enters into investment repurchase agreements that require the Company to pledge securities as collateral for the balance in the accounts. At December 31, 2000 and 1999 the balance totaled $8,067,000 and $5,394,000, respectively and the Company pledged securities as collateral for these agreements with a carrying value of approximately $11,262,000 and $6,251,000, respectively.

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(7) Advances from Federal Home Loan Bank
     Maturities and interest rates on advances from the Federal Home Loan Bank
          ("FHLB") were as follows (dollars in thousands):

                 Year Ending                                                                      At December 31,
                                                                                Interest       ---------------------
                 December 31,                                                      Rate             2000         1999
                 ------------                                                   ---------           ----         ----

                     2000..............................................           4.55%        $      --       5,060
                     2003..............................................           6.53%           15,000          --
                     2005..............................................           6.23%           15,000          --
                     2007..............................................           5.47%               --       5,000
                     2008..............................................           5.09%            5,000      10,000
                     2009..............................................           4.61%               --       5,000
                     2009..............................................           4.95%               --      10,000
                     2010..............................................           5.98%           10,000          --
                                                                                               ---------      ------

                         Total..............................................                   $  45,000      35,060
                                                                                               =========     =======

     The FHLB has the option to call the above advances at an earlier date than the maturity date. At December 31, 2000 and 1999, pursuant to the collateral agreement with the FHLB, advances are collateralized by the Company's FHLB stock and a blanket lien on the Company's qualifying first mortgage, one-to-four family residential loans.

     In 2000, the Company successfully completed the sale of a $5.0 million
          Federal Home Loan Bank advance. The Company recorded a pre-tax gain of $125,000 on the sale of the advance. This gain is reported as an extraordinary item - gain on extinguishment of debt, net of tax of $47,000.

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

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(9) Financial Instruments, Continued
     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

     The estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                                        At December 31, 2000      At December 31, 1999
                                                                        --------------------      --------------------
                                                                          Carrying      Fair      Carrying       Fair
                                                                            Amount      Value       Amount       Value
                                                                            ------      -----       ------       -----
         Financial assets:
              Cash and cash equivalents..............................   $    7,616      7,616        6,909       6,909
              Securities available for sale..........................       53,670     53,670       46,157      46,157
              Loans receivable, net..................................      173,129    174,042      150,852     148,214
              Loans held for sale....................................          719        719        2,696       2,696
              Accrued interest receivable............................        2,035      2,035        1,375       1,375
              Other securities.......................................        2,961      2,961        2,232       2,232

         Financial liabilities:
              Deposit liabilities....................................      161,136    161,380      146,176     149,194
              Other borrowings.......................................        8,067      8,067        5,394       5,394
              Advances from Federal Home Loan Bank...................       45,000     44,647       35,060      32,545

     A summary of the notional amounts of the Company's financial instruments, which approximate fair value, with off balance sheet risk at December 31, 2000 follows (in thousands):

           Unfunded loan commitments at fixed rates..................  $  3,732
                                                                       ========

           Unfunded loan commitments at variable rates...............  $ 12,744
                                                                       ========

           Available lines of credit.................................  $ 18,374
                                                                       ========

           Standby letters of credit.................................  $  1,067
                                                                       ========

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

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(11) Income Taxes

     Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):


        Year Ended December 31, 2000:            Current     Deferred      Total
        -----------------------------            -------     --------      -----

             Federal .........................   $  903        (207)         696
             State ...........................      161         (36)         125
                                                 ------      ------       ------

                 Total .......................   $1,064        (243)         821
                                                 ======      ======       ======

        Year Ended December 31, 1999:
        -----------------------------                                     ------

             Federal .........................      756        (108)         648
             State ...........................       89         (19)          70
                                                 ------      ------       ------

                 Total .......................   $  845        (127)         718
                                                 ======      ======       ======

        Year Ended December 31, 1998:
                                                                          ------

             Federal .........................      566           3          569
             State ...........................       62          --           62
                                                 ------      ------       ------

                 Total .......................   $  628           3          631
                                                 ======      ======       ======

     The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                      2000           1999        1998
                                                                                      ----           ----        ----
              Tax provision at statutory Federal rate............................      34%           34%          34%
              Increase (decrease) in taxes resulting from:.......................
                  State taxes, net of Federal tax benefit........................       3             3            3
                  Tax-exempt income, net of disallowed interest expense..........      (3)           --           --
                                                                                       --           ---          ---

              Effective tax rates ...............................................      34%           37%          37%
                                                                                       ==            ==           ==

                                                                    (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(11) Income Taxes, Continued
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities relate to the following (in thousands):

                                                                 At December 31,
                                                                 ---------------
                                                                   2000     1999
                                                                   ----     ----
              Deferred tax assets:
                  Allowance for loan losses....................   $ 564      411
                  Depreciation.................................     156      131
                  Interest income from impaired loans..........      25       16
                  Other........................................      11       22
                                                                  -----     ----

                     Total gross deferred tax assets...........     756      580
                                                                  -----     ----

              Deferred tax liabilities:
                  Deferred loan fees...........................     140      210
                  Accrued dividends............................      18       12
                  Other........................................       7       10
                                                                  -----     ----

                     Total gross deferred tax liabilities......     165      232
                                                                    ---     ----

                     Net deferred tax asset....................   $ 591      348
                                                                  =====     ====

(12) Related Parties
     The Company has entered into transactions with officers, directors and principal stockholders in the ordinary course of business. Loans to such related parties amounted to approximately $3,343,000 and $3,483,000 at December 31, 2000 and 1999, respectively. During the year ended December 31, 2000, total principal additions were approximately $1,942,000 and total principal payments were approximately $2,082,000. Deposits from such related parties at December 31, 2000 and 1999 were approximately $3,708,000 and $5,176,000, respectively.

(13) Profit Sharing Plan
     The Company sponsors a 401(k) profit sharing plan (the "Plan"). The Plan is available to all employees electing to participate after meeting certain length-of-service requirements. The Company's contributions to the Plan are discretionary and are determined annually. Expense relating to the Company's contributions to the Plan included in the accompanying consolidated financial statements was $53,000, $26,000 and $19,000 for 2000, 1999 and 1998, respectively.

(14) Deferred Compensation Plans
     In 1998 a directors deferred compensation plan was adopted by the Board of Directors. The plan permits the directors to receive common stock of the Company in lieu of cash as payment of their annual retainer fee for being directors and provides the directors the opportunity to defer portions of these retainers. The total number of shares available under this plan is 122,500. For the years ended December 31, 2000, 1999 and 1998, a total of 12,164, 11,228 and 6,924 shares, respectively were paid in lieu of cash of $109,476, $109,500 and $106,456, respectively to the directors. For the year ended December 31, 2000, 1,945 of these shares were cancelled.

     In addition in 1998 certain directors received a total of 1,595 shares of common stock in payment for director fees totaling $23,821 that were accrued at December 31, 1997.

     Prior to 1998, the Company had deferred compensation plans for certain directors that allowed for a portion of the participants earned compensation to be deferred and paid upon retirement, disability, death or termination of service at which time accrued benefits were payable in a lump-sum payment or in monthly installments for a period of 10 years. During 1998, the deferred compensation plans were terminated and all remaining obligations were paid in cash or through the issuance of 2,526 shares of common stock in lieu of cash of $38,837.


                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(15) Stock Award Plans
     Certain key employees and directors of the Company have options to purchase shares of the Company's common stock under a nonqualified stock option plan adopted in 1994. Under the plan, the total number of shares which may be issued is 300,000. At December 31, 2000, 36,831 shares remain available for grant. In addition, in 1998 a new Incentive Compensation and Stock Award Plan was adopted under which both qualified and nonqualified options can be granted and stock can be awarded to employees as compensation. A total of 200,000 options or shares can be granted to directors and employees of the Company under this plan. As of December 31, 2000, 56,678 options or shares remain available for grant. A summary of stock option transactions follows ($ in thousands, except per share amounts):

                                                                                    Range
                                                                                    of Per      Weighted-
                                                                                    Share        Average      Aggregate
                                                                    Number of       Option      Per Share      Option
                                                                     Shares         Price         Price         Price
                                                                   ----------    ------------  ----------    ----------

              Outstanding at December 31, 1997..................     205,581     $ 9.55-10.52       9.84        2,022

              Options granted...................................      75,551      10.03-15.38      12.21          923
              Options exercised.................................     (11,982)      9.55-10.52      10.02         (120)
              Options forfeited.................................      (1,200)            9.55       9.55          (11)
                                                                    --------                                   ------

              Outstanding at December 31, 1998..................     267,950       9.55-15.38      10.50        2,814

              Options granted...................................      55,250             9.75       9.75          539
              Options exercised.................................     (25,458)      9.67-10.52      10.15         (258)
              Options forfeited.................................      (5,580)           10.52      10.52          (59)
                                                                    --------                                   ------

              Outstanding at December 31, 1999..................     292,162       9.55-15.38      10.39        3,036

              Options granted...................................      89,352        8.62-9.50       9.02          806
              Options forfeited.................................     (46,313)      9.00-15.38      10.56         (490)
                                                                     -------                                    -----

              Outstanding at December 31, 2000..................     335,201     $ 8.62-15.38      10.00        3,352
                                                                     =======     ============      =====        =====

                                                                   (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(15) Stock Award Plans, Continued

     The weighted-average remaining contractual life of the outstanding stock options at December 31, 2000, 1999 and 1998 was sixty-two months, thirty-five months and forty months, respectively.

     These options are exercisable as follows:

                                                                                  Number           Weighted-Average
                  Year Ending                                                    of Shares          Exercise Price
                  -----------                                                    ---------          --------------

                     Currently..............................................      213,895              $ 10.29
                     2001 ..................................................       50,328                 9.56
                     2002 ..................................................       45,084                 9.56
                     2003 ..................................................       25,894                 9.27
                                                                                 --------              -------

                                                                                  335,201              $ 10.00
                                                                                  =======              ========

   FASB Statement 123 requires proforma information regarding net earnings and earnings per share. This proforma information has been determined as if the Company had accounted for its stock options under the fair value method of that Statement and is as follows ($ in thousands, except per share amounts):

                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                    2000        1999         1998
                                                                                    ----        ----         ----

               Grant date fair value of options issued during the year.......... $   .93         1.32          3.24
                                                                                 =======       ======       =======

               Net earnings:
                     As reported................................................ $ 1,719        1,223         1,053
                                                                                 =======       ======       =======

                     Proforma................................................... $ 1,534        1,071           771
                                                                                 =======       ======       =======

               Basic earnings per share:
                     As reported................................................ $   .85          .56           .56
                                                                                 =======       ======       =======

                     Proforma .................................................. $   .76          .49           .41
                                                                                 =======       ======       =======

               Diluted earnings per share:
                     As reported................................................ $   .85          .56           .55
                                                                                 =======       ======       =======

                     Proforma................................................... $   .76          .49           .40
                                                                                 =======       ======       =======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                                     2000          1999          1998
                                                                                     ----          ----          ----

               Risk-free interest rate...........................................     6.0%          6.0%         6.0%
               Dividend yield....................................................     4.0%          4.0%        -   %
               Expected volatility...............................................    15.7%         16.0%         20.0%
               Expected life in years............................................  5 or 10       5 or 10       5 or 10

                                                                    (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(15) Stock Award Plans, Continued
     Also in April 1999, the Company awarded 6,935 shares of restricted common stock to employees under the 1998 Incentive Compensation and Stock Award Plan. Four years following the date of grant these restricted stock awards become entirely vested. The Company is amortizing these restricted stock awards into salaries and employee benefits over the four-year period. From the date awarded, the employees are entitled to dividends paid on common stock and may vote these shares. During the years ended December 31, 2000 and 1999, 1,250 and 575 shares, respectively were forfeited due to employee termination and zero and 240 shares, respectively became entirely vested.

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

     The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to financial holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000 and 1999, that the Company and the Bank met all capital adequacy requirements to which they are subject.


                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(17) Regulatory Matters, Continued
     As of December 31, 2000, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and percentages as of December 31, 2000 and 1999 are also presented in the table (dollars in thousands).

                                                                                                  Minimum
                                                                                                 To Be Well
                                                                                               Capitalized Under
                                                                    Minimum Capital            Prompt Corrective
                                              Actual                  Requirement              Action Provisions:
                                      ----------------------    ------------------------    -------------------------
                                       Amount            %          Amount           %           Amount          %
                                       ------         ------        ------        ------         ------        ------
     As of December 31, 2000:
         Total capital to Risk-
          Weighted assets:
              Consolidated.......... $ 28,842           17.84%    $ 12,933          8.00%           N/A           N/A
              Bank..................   25,870           15.99       12,941          8.00       $ 16,176         10.00%
         Tier I Capital to Risk-
          Weighted Assets:
              Consolidated..........   27,050           16.73        6,467          4.00            N/A           N/A
              Bank..................   24,078           14.88        6,470          4.00          9,706          6.00
         Tier I Capital
          to Average Assets
              Consolidated..........   27,050           11.55        9,368          4.00            N/A           N/A
              Bank..................   24,078           10.30        9,354          4.00         11,692          5.00

     As of December 31, 1999:
         Total capital to Risk-
          Weighted assets:
              Consolidated..........   26,871           19.42       11,069          8.00            N/A           N/A
              Bank .................   23,476           16.68       11,259          8.00         14,074         10.00
         Tier I Capital to Risk-
          Weighted Assets:
              Consolidated..........   25,540           18.46        5,534          4.00            N/A           N/A
              Bank..................   22,145           15.74        5,627          4.00          8,441          6.00
         Tier I Capital
          to Average Assets
              Consolidated..........   25,540           12.03        8,492          4.00            N/A           N/A
              Bank..................   22,145           10.37        8,542          4.00         10,677          5.00

                                                                    (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(18) Stockholders' Equity
     In 1999, the Company's Board of Directors approved a stock repurchase program. The program was initially allocated $3.0 million and in the year 2000, the Board authorized up to an additional $3.0 million to be used to repurchase Company stock. As of December 31, 1999, the Company has repurchased 297,000 shares in treasury stock at a net cost of approximately $3.0 million.

     The Company's ability to pay cash dividends on its common stock is limited to the amount of dividends it could receive from the Bank plus its own cash and cash equivalents, which amounted to $1,704 at December 31, 2000. The amount of dividends the Bank is permitted to pay to the Company is restricted to 100% of its calendar year-to-date net earnings plus retained earnings for the preceding two years. Twenty percent of the net earnings in the preceding two-year period may not be paid in dividends, but must be retained to increase capital surplus until such surplus equals the amount of the Bank's common stock then outstanding. In addition, no Bank may pay a dividend at any time that net earnings in the current year when combined with retained earnings from the preceding two years produce a loss. Under Florida law, a Florida chartered commercial bank may not pay cash dividends that would cause the Bank's capital to fall below the minimum amount required by Federal or Florida law.

(19) Earnings Per Share
     Basic earnings per share represents earnings available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to earnings that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per common share have been computed based on the following (dollars in thousands):

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                                         2000         1999         1998
                                                                                         ----         ----         ----

              Net earnings before extraordinary item............................  $     1,641        1,223       1,053
              Less: Preferred stock dividends...................................           --           --         (27)
                                                                                  -----------    ---------   ---------

              Net earnings before extraordinary item applicable to
                  common stock..................................................  $     1,641        1,223       1,026
                                                                                  ===========    =========   =========

              Weighted-average number of common shares outstanding..............    2,019,567    2,197,503   1,826,613
              Effect of dilutive options........................................           65        6,741      27,998
                                                                                  ------------   ---------  ----------

              Weighted-average number of common shares outstanding used
                  to calculate diluted earnings per common share................    2,019,632    2,204,244   1,854,611
                                                                                  ===========    =========   =========


                                                                  (continued)
                                       F-25

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(20) Comprehensive Income
     The Company follows SFAS 130, Reporting Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net earnings, are components of comprehensive income. The adoption of SFAS 130 had no effect on the Company's net earnings or stockholders' equity. The components of other comprehensive income and related tax effects are as follows (in thousands):

                                                                                     Before        Tax          After
                                                                                      Tax         Effect         Tax
                                                                                      ---         ------         ---
         For the Year Ended December 31, 2000:

           Unrealized holding gains..............................................  $ 1,045       (393)           652
           Reclassification adjustment for losses included
             in net earnings.....................................................      123        (46)            77
                                                                                   -------        ---            ---

                                                                                   $ 1,168       (439)           729
                                                                                   =======        ===            ===

         For the Year Ended December 31, 1999:

           Unrealized holding losses.............................................   (1,125)       424           (701)
           Reclassification adjustment for gains included
             in net earnings.....................................................      (38)        14            (24)
                                                                                    ------        ---            ---

                                                                                   $(1,163)       438           (725)
                                                                                   =======        ===            ===

         For the Year Ended December 31, 1998:

           Unrealized holding losses.............................................      (85)        32            (53)
           Reclassification adjustment for gains included
             in net earnings.....................................................     (298)       112           (186)
                                                                                     -----        ---            ---

                                                                                   $  (383)       144           (239)
                                                                                   =======        ===            ===

                                                                  (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(21) Holding Company Financial Information

     The Holding Company's unconsolidated financial information is as follows
          (in thousands):

                            Condensed Balance Sheets

                                                                                                     At December 31,
                                                                                                     ---------------
                                                                                                     2000         1999
                                                                                                     ----         ----
                  Assets

              Cash and cash equivalents......................................................    $  1,704        3,214
              Investment in subsidiaries.....................................................      23,765       21,195
              Other assets...................................................................       1,265          176
                                                                                                   ------      -------

                  Total assets...............................................................    $ 26,734       24,585
                                                                                                 ========       ======

                  Liabilities and Stockholders' Equity

              Other liabilities..............................................................           4            2
              Stockholders' equity...........................................................      26,730       24,583
                                                                                                 --------       ------

                  Total liabilities and stockholders' equity.................................    $ 26,734       24,585
                                                                                                 ========       ======

                        Condensed Statements of Earnings

                                                                                       For the Year Ended December 31,
                                                                                       -------------------------------
                                                                                        2000          1999         1998
                                                                                        ----          ----         ----

              Revenues...........................................................    $     2           --           16
              Expenses...........................................................       (124)        (113)         (64)
                                                                                     -------        -----       ------

                  Loss before earnings of subsidiaries...........................       (122)        (113)         (48)
                  Earnings of subsidiaries.......................................      1,841        1,336        1,101
                                                                                       -----        -----        -----

                  Net earnings...................................................    $ 1,719        1,223        1,053
                                                                                     =======        =====        =====

                                                                   (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(21) Holding Company Financial Information, Continued


                       Condensed Statements of Cash Flows

                                                                                       For the Year Ended December 31,
                                                                                       -------------------------------
                                                                                        2000         1999         1998
                                                                                        ----         ----         ----
         Cash flows from operating activities:
              Net earnings ......................................................    $ 1,719        1,223        1,053
              Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
                  Undistributed earnings of subsidiaries.........................     (1,841)      (1,336)      (1,101)
                  Common stock issued as compensation for services...............         92          109          170
                  Shares committed to participants in incentive stock plan.......         11           12         -
                  Increase in other assets.......................................     (1,089)         (70)         (11)
                  Increase (decrease) in other liabilities.......................          2           (4)         (92)
                                                                                    --------      -------      -------

                     Net cash (used in) provided by operating activities.........     (1,106)         (66)          19
                                                                                    --------      -------      -------

         Cash flows provided by investing activities-
              Net increase in investment in subsidiaries.........................         --           --       (6,001)
                                                                                    --------     --------       ------

         Cash flows from financing activities:
              Proceeds from issuance of preferred stock..........................         --           --           10
              Proceeds from issuance of common stock.............................         --           --       12,076
              Cash dividends paid on common stock................................       (404)        (329)          --
              Purchase of Treasury Stock.........................................         --       (3,000)          --
              Proceeds from exercise of stock options............................         --          258          120
                                                                                    --------     --------       ------

                     Net cash (used in) provided by financing activities.........       (404)      (3,071)      12,206
                                                                                    --------     --------       ------

         Net (decrease) increase in cash and cash equivalents....................     (1,510)      (3,137)       6,224

         Cash and cash equivalents at beginning of the year......................      3,214        6,351          127
                                                                                       -----        -----      -------

         Cash and cash equivalents at end of year................................    $ 1,704        3,214        6,351
                                                                                     =======        =====      =======

         Noncash transactions:
              Change in investment in subsidiaries due to accumulated other comprehensive income (loss), change in securities available
                  for sale.......................................................   $    729         (725)        (239)
                                                                                    ========        =====      =======

              Stock dividends paid on preferred stock............................   $     --           --           27
                                                                                    ========        =====      =======

              Activity in stock incentive plan, net..............................   $     21           50           --
                                                                                    ========        =====      =======

            Independent Auditors' Report on Supplementary Information



Board of Directors
Pointe Financial Corporation
Boca Raton, Florida

    We have audited the accompanying consolidated financial statements of Pointe Financial Corporation and Subsidiaries at and for the year ended December 31, 2000, and have issued our report thereon dated January 19, 2001. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidating information in the accompanying schedules is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.




HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
January 19, 2001

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                           Consolidating Balance Sheet
                                December 31, 2000
                                 (In thousands)

                                                                    Pointe                     Pointe
                                                                   Financial      Pointe      Financial                 Consolidated
                                                                  Corporation      Bank        Services    Eliminations     Total
                                                                  -----------    --------     ---------    ------------  -----------
    Assets
Cash and cash equivalents ....................................     $  1,704         7,616             7        (1,711)        7,616
Securities available for sale ................................           --        53,670            --            --        53,670
Loans receivable, net ........................................           --       173,129            --            --       173,129
Loans held for sale ..........................................           --           719            --            --           719
Accrued interest receivable ..................................           --         2,035            --            --         2,035
Premises and equipment, net ..................................           --         2,842            --            --         2,842
Other securities .............................................           --         2,961            --            --         2,961
Foreclosed real estate .......................................           --            18            --            --            18
Investment in subsidiaries ...................................       23,765            --            --       (23,765)           --
Deferred income tax asset ....................................            4           587            --            --           591
Other assets .................................................        1,261          (334)           --            --           927
                                                                   --------      --------      --------      --------      --------

         Total ...............................................     $ 26,734       243,243             7       (25,476)      244,508
                                                                   ========      ========      ========      ========      ========

                 Liabilities and Stockholders' Equity

Liabilities:
    Deposits .................................................           --       162,847            --        (1,711)      161,136
    Official checks ..........................................           --         1,660            --            --         1,660
    Other borrowings .........................................           --         8,067            --            --         8,067
    Advances from the Federal Home
         Loan Bank ...........................................           --        45,000            --            --        45,000
    Accrued interest payable .................................           --           989            --            --           989
    Advance payments for taxes and insurance .................           --           365            --            --           365
    Other liabilities ........................................            4           557            --            --           561
                                                                   --------      --------      --------      --------      --------

         Total liabilities ...................................            4       219,485            --        (1,711)      217,778
                                                                   --------      --------      --------      --------      --------

Stockholders' equity:
    Common stock .............................................           23           306             1          (307)           23
    Additional paid-in capital ...............................       23,835        15,662           220       (15,882)       23,835
    Retained earnings ........................................        6,274         8,163          (214)       (7,949)        6,274
    Accumulated other comprehensive income (loss) ............         (373)         (373)           --           373          (373)
    Treasury stock ...........................................       (3,000)           --            --            --        (3,000)
    Stock incentive plan .....................................          (29)           --            --            --           (29)
                                                                   --------      --------      --------      --------      --------

         Total stockholders' equity ..........................       26,730        23,758             7       (23,765)       26,730
                                                                   --------      --------      --------      --------      --------

         Total ...............................................     $ 26,734       243,243             7       (25,476)      244,508
                                                                   ========      ========      ========      ========      ========

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                      Consolidating Statement of Operations
                          Year Ended December 31, 2000
                                 (In thousands)

                                                                      Pointe                    Pointe
                                                                     Financial       Pointe    Financial                Consolidated
                                                                   Corporation        Bank     Services   Eliminations      Total
                                                                   -----------      --------   ---------  ------------  ------------
Interest income:
    Loans receivable ...........................................       $    --         14,864       --            --         14,864
    Securities available for sale ..............................             2          3,437       --            --          3,439
    Other interest earning assets ..............................            --            242       --            --            242
                                                                       -------        -------      ---       -------        -------

         Total interest income .................................             2         18,543       --            --         18,545
                                                                       -------        -------      ---       -------        -------

Interest expense:
    Deposits ...................................................            --          6,334       --            --          6,334
    Borrowings .................................................            --          2,971       --            --          2,971
                                                                       -------        -------      ---       -------        -------

         Total interest expense ................................            --          9,305       --            --          9,305
                                                                       -------        -------      ---       -------        -------

Net interest income ............................................             2          9,238       --            --          9,240

         Provision for loan losses .............................            --            685       --            --            685
                                                                       -------        -------      ---       -------        -------

Net interest income after provision for loan losses ............             2          8,553       --            --          8,555
                                                                       -------        -------      ---       -------        -------

Noninterest income:
    Service charges on deposit accounts ........................            --            815       --            --            815
    Loan servicing fees ........................................            --             47       --            --             47
    Net gains from sale of loans ...............................            --              6       --            --              6
    Net realized loss on sale of securities ....................            --           (123)      --            --           (123)
    Earnings of subsidiaries ...................................         1,841             --       --        (1,841)            --
    Other ......................................................            --            347       --            --            347
                                                                       -------        -------      ---       -------        -------

         Total noninterest income ..............................         1,841          1,092       --        (1,841)         1,092
                                                                       -------        -------      ---       -------        -------

Noninterest expenses:
    Salaries and employee benefits .............................            11          3,820       --            --          3,831
    Occupancy expense ..........................................            --          1,161       --            --          1,161
    Advertising and promotion ..................................            54            209       --            --            263
    Professional fees ..........................................            40            167       --            --            207
    Federal deposit insurance premiums .........................            --             31       --            --             31
    Data processing ............................................             6            407       --            --            413
    Other ......................................................            85          1,194       --            --          1,279
                                                                       -------        -------      ---       -------        -------

         Total noninterest expenses ............................           196          6,989       --            --          7,185
                                                                       -------        -------      ---       -------        -------

         Earnings (loss) before income taxes and
             extraordinary item ................................         1,647          2,656       --        (1,841)         2,462

    Income tax (benefit) .......................................           (72)           893       --            --            821
                                                                       -------        -------      ---       -------        -------

         Earnings before extraordinary item ....................         1,719          1,763       --        (1,841)         1,641

    Extraordinary item - gain on extinguishment of
         debt, net of taxes of $47 .............................            --             78       --            --             78
                                                                       -------        -------      ---       -------        -------

              Net earnings .....................................       $ 1,719          1,841       --        (1,841)         1,719
                                                                       =======        =======      ===       =======        =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

PART III

Item 10.  Directors and Executive Officers of the Company.

The information contained under the caption "Election of Directors" to appear in the Company's definitive proxy statement relating to the Company's 2000 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part I of this Report on Form 10-K.

The following table sets forth information concerning the executive officers of the Company and the Bank.


Name                                     Position                                                       Age
----                                     --------                                                       ---
R. Carl Palmer, Jr.                 Chairman of Pointe Financial Corporation,
                                    President and Chief Executive Officer of the                         60
                                    Company and the Bank

Beverly P. Chambers                 Senior Vice President of the Company and the Bank                    50

Bradley R. Meredith                 Senior Vice President and Chief Financial Officer of the             47
                                    Company and the Bank

R. Carl Palmer, Jr. Mr. Palmer joined the Company and Bank in 1995 as Chief Executive Officer, President and director. He was elected to serve as Chairman of the Company in November 2000. He began his banking career at Chemical Bank in New York in 1964. In 1979, he moved to South Florida as an Executive Vice President for Southeast Banking Corporation. During his tenure at that bank with $17 billion in assets, he had responsibilities for business development, business banking and community banking. From 1988 to 1991, he was President, Chief Operating Officer and director of BancFlorida in Naples, Florida. He became a Senior Associate with Martin W. Taplin & Associates, Inc., a real estate investment firm, in 1991. Mr. Palmer received a B.A. from Dartmouth College in 1962, an M.B.A. from Amos Tuck School in 1963 and a J.D. from New York Law School in 1969. Mr. Palmer resides in Palm Beach County.

Beverly P. Chambers. Ms. Chambers joined the Company in 1995 with twenty-five years of banking experience and manages marketing and human resources. Prior to joining the Company, she spent three years as a Senior Vice President and Manager of Private Banking for NationsBank of Florida. Prior to that position, Ms. Chambers was a Senior Vice President of Southeast Banking Corporation managing commercial banking, marketing and private banking departments. Ms. Chambers received an M.S. from Florida State University in 1973. Ms. Chambers resides in Broward County.

Bradley R. Meredith. Mr. Meredith joined the Company in 1997, after eight years as Executive Vice President and Chief Financial Officer for First Family Financial Corporation in Central Florida. The majority of his eighteen years of banking experience has been with community banks. Mr. Meredith graduated from DePaul University with a B.S. in Finance in 1982. Mr. Meredith received a diploma from the Graduate School of Banking at the University of Wisconsin in 1989. Mr. Meredith resides in Palm Beach County.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
     (a) The Following Documents Are Filed as Part of this Report:

         (1)      Financial Statements.

                  The following consolidated financial statements of the Company and the report of the independent certified public accountants thereon filed with this report:

                  Report of Independent Certified Public Accountants (Hacker, Johnson & Smith, P.A.)

                  Consolidated Statements of Financial Condition as of December 31, 2000 and 1999.

                  Consolidated Statements of Earnings for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Stockholder"s Equity for the years ended December 31, 2000, 1999 and 1998.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

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

         10.12** 1998 Incentive Compensation and Stock Award Plan. (Exhibit 10.12 to the Registration Statement).

         10.13*** Employment agreement between the company and R. Carl Palmer, Jr. (Exhibit 10.13 to the 1999 Form 10-K filed February 23,
                  2000).

         10.14*** Employment agreement between the company and Beverly P.
                  Chambers (Exhibit 10.14 to the 1999 Form 10-K filed February 23, 2000).

         10.15*** Employment agreement between the company and Bradley R.
                  Meredith (Exhibit 10.15 to the 1999 Form 10-K filed February 23, 2000).

         11.1 Statement regarding calculation of earnings per common share (included in the Audited Consolidated Financial Statements in the 2000 Form 10-K).

         12.1 Statement regarding calculation of ratio of earnings to fixed charges (included in the Management's Discussion and Analysis of the Financial Condition and Results of Operation in the 2000 Form 10-K).

         21.1 Subsidiaries of the Registrant (included in the Audited Consolidated Financial Statements in the 2000 Form 10-K).

         23.1     Consent of Hacker, Johnson & Smith, P.A.


      ---------------------

* Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

** Exhibits 10.1, 10.2, 10.11 and 10.12 are compensatory plans or arrangements.

***   Contracts with Management.

      (b) Reports of Form 8-K.

          During the fourth quarter, no form 8-K's were filed by the Company.

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

                               POINTE FINANCIAL CORPORATION

                               By: /s/ R. Carl Palmer, Jr.
                                   ------------------------
                               R. Carl Palmer, Jr.
                               Chairman of the Board, Chief Executive Officer and President

                               Dated: March 16, 2001

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


Name                                                 Title                                                 Date
----                                                 -----                                                 ----

/s/ R. Carl Palmer, Jr.                      Chairman of the Board, Chief Executive Officer          March  16, 2001
-----------------------                      and President
R. Carl Palmer, Jr.

/s/ Timothy M. McGinn                        Vice Chairman of the Board                              March  16, 2001
-------------------------
Timothy M. McGinn

/s/Bradley R. Meredith                       Chief Financial Officer,                                March  16, 2001
----------------------                       Senior Vice President
Bradley R Meredith

/s/ Steven A. Elias                          Director                                                March  16, 2001
-------------------
Steven A. Elias

/s/ Clarita Kassin                           Director                                                March  16, 2001
-------------------
Clarita Kassin

/s/ Morris Massry                            Director                                                March  16, 2001
-----------------
Morris Massry

/s/ D. Richard Mead, Jr.                     Director                                                March  16, 2001
------------------------
D. Richard Mead, Jr.

/s/ Parker D. Thomson                        Director                                                March  16, 2001
---------------------
Parker D. Thomson