Form 10QSB
period 2001-03-31
POINTE FINANCIAL CORP
filed 2001-05-08
CIK 917331

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
----     Act of 1934


            For the quarterly period ended March 31, 2001

         Transition report under Section 13 or 15(d) of the Exchange Act
----

            For the transition period from           to
                                           ---------    ---------

Commission file number 0-24433
                      --------

                          POINTE FINANCIAL CORPORATION
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Florida                                       65-0451402
-----------------------------                        ----------------
  (State or Other Jurisdiction                       (I.R.S. Employer
of Incorporation or Organization)                  Identification No.)

                              21845 Powerline Road
                            Boca Raton, Florida 33433
                     ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 368-6300
                     ---------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

YES   X     NO
    -----     ----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                  2,030,053  shares
--------------------------------------            -----------------------------
             (class)                              Outstanding at April 26, 2001

   Transitional small business disclosure format (check one):

YES         NO X
    -----     ----

================================================================================

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
                                                                                                             ----
     Condensed Consolidated Balance Sheets -
       at March 31, 2001 (unaudited) and at December 31, 2000..............................................     2

     Condensed Consolidated Statements of Earnings -
       Three Months ended March 31, 2001 and 2000 (unaudited)..............................................     3

     Condensed Consolidated Statement of Changes in Stockholders' Equity -
       Three Months ended March 31, 2001 (unaudited).......................................................     4

     Condensed Consolidated Statements of Cash Flows -
       Three Months ended March 31, 2001 and 2000 (unaudited)..............................................   5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)......................................   7-9

     Review by Independent Certified Public Accountants....................................................    10

     Report on Review by Independent Certified Public Accountants..........................................    11

   Item 2. Management's Discussion and Analysis of Financial Condition

     and Results of Operations............................................................................. 12-14

   Item 3. Quantitative and Qualitative Disclosures about Market Risk......................................    15

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings..............................................................................    15

   Item 6.  Exhibits and Reports on Form 8-K............................................................... 16-17

SIGNATURES.................................................................................................    18

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                         At
                                                                                            ---------------------------
                                                                                            March 31,       December 31,
                                                                                            ---------       -----------
    Assets                                                                                    2001             2000
                                                                                            --------        ---------
                                                                                          (Unaudited)
Cash and due from banks.................................................................   $   4,956            6,482
Interest-bearing deposits with banks....................................................      11,403            1,134
                                                                                           ---------         --------

       Total cash and cash equivalents..................................................      16,359            7,616

Securities available for sale...........................................................      54,320           53,670
Loans receivable, net of allowance for loan losses of $1,903
   in 2001 and $1,792 in 2000...........................................................     179,357          173,129
Loans held for sale.....................................................................         710              719
Accrued interest receivable.............................................................       2,070            2,035
Premises and equipment, net.............................................................       2,925            2,842
Federal Home Loan Bank stock, at cost ..................................................       2,482            2,482
Federal Reserve Bank stock, at cost.....................................................         479              479
Foreclosed real estate..................................................................          18               18
Deferred income tax asset...............................................................         591              591
Other assets............................................................................       1,418              927
                                                                                           ---------         --------

       Total............................................................................   $ 260,729          244,508
                                                                                           =========        =========

   Liabilities and Stockholders' Equity

Liabilities:
   Noninterest-bearing demand deposits..................................................      30,775           29,827
   Savings and NOW deposits.............................................................      12,957           12,048
   Money-market deposits................................................................      40,613           33,920
   Time deposits........................................................................      89,159           85,341
                                                                                           ---------         --------

       Total deposits...................................................................     173,504          161,136

   Official checks......................................................................       1,809            1,660
   Other borrowings.....................................................................      11,210            8,067
   Advances from Federal Home Loan Bank.................................................      45,000           45,000
   Accrued interest payable.............................................................         998              989
   Advance payments by borrowers for taxes and insurance................................         643              365
   Other liabilities....................................................................         240              561
                                                                                           ---------         --------

       Total liabilities................................................................     233,404          217,778
                                                                                           ---------         --------

Stockholders' equity:
   Preferred stock......................................................................          --               --
   Common stock.........................................................................          23               23
   Additional paid-in capital...........................................................      23,918           23,835
   Retained earnings....................................................................       6,632            6,274
   Accumulated other comprehensive income (loss)........................................        (141)            (373)
   Treasury stock.......................................................................      (3,000)          (3,000)
   Stock incentive plan.................................................................        (107)             (29)
                                                                                           ---------         --------

       Total stockholders' equity.......................................................      27,325           26,730
                                                                                           ---------         --------

       Total............................................................................   $ 260,729          244,508
                                                                                           =========         ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                  (Dollars in thousands, except share amounts)

                                                                                              Three Months Ended
                                                                                                  March 31,
                                                                                     --------------------------------
                                                                                        2001                  2000
                                                                                     ----------            ----------
                                                                                                (Unaudited)
Interest income:
    Loans receivable ..............................................                  $    3,973                 3,435
    Securities ....................................................                         846                   800
    Other interest earning assets .................................                          86                     9
                                                                                     ----------            ----------

         Total interest income ....................................                       4,905                 4,244
                                                                                     ----------            ----------

Interest expense:
    Deposits ......................................................                       1,748                 1,408
    Borrowings ....................................................                         805                   617
                                                                                     ----------            ----------

         Total interest expense ...................................                       2,553                 2,025
                                                                                     ----------            ----------

Net interest income ...............................................                       2,352                 2,219

         Provision for loan losses ................................                         150                   165
                                                                                     ----------            ----------

Net interest income after provision for loan losses ...............                       2,202                 2,054
                                                                                     ----------            ----------

Noninterest income:
    Service charges on deposit accounts ...........................                         238                   187
    Loan servicing fees ...........................................                          11                    12
    Net realized gains on sale of securities ......................                          50                    --
    Other .........................................................                         183                    99
                                                                                     ----------            ----------

         Total noninterest income .................................                         482                   298
                                                                                     ----------            ----------

Noninterest expenses:
    Salaries and employee benefits ................................                       1,077                   947
    Occupancy expense .............................................                         290                   281
    Advertising and promotion .....................................                          86                    59
    Professional fees .............................................                          53                    56
    Federal deposit insurance premiums ............................                           8                     8
    Data processing ...............................................                         123                    98
    Other .........................................................                         349                   327
                                                                                     ----------            ----------

         Total noninterest expenses ...............................                       1,986                 1,776
                                                                                     ----------            ----------

         Earnings before income taxes .............................                         698                   576

Income taxes ......................................................                         238                   204
                                                                                     ----------            ----------
         Net earnings .............................................                  $      460                   372
                                                                                     ==========            ==========
Earnings per share:
    Basic .........................................................                  $      .23                   .18
                                                                                     ==========            ==========
    Diluted .......................................................                  $      .23                   .18
                                                                                     ==========            ==========
Weighted average shares outstanding for basic .....................                   2,027,199             2,013,018
                                                                                     ==========            ==========
Weighted average shares outstanding for diluted ...................                   2,039,195             2,013,018
                                                                                     ==========            ==========
Dividends per share ...............................................                  $      .05                   .05
                                                                                     ==========            ==========

     See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                        Three Months Ended March 31, 2001
                                 (In thousands)

                                                                                                      Accumulated
                                                                                                        Other
                                                                                                       Compre-
                                                        Additional    Stock                             hensive        Total
                                              Common     Paid-In    Incentive   Treasury   Retained      Income      Stockholders'
                                              Stock      Capital      Plan       Stock     Earnings      (Loss)        Equity
                                             -------    --------- ------------  --------   --------     -------        ------
Balance at December 31, 2000..............    $ 23       23,835       (29)      (3,000)      6,274        (373)       26,730
                                                                                                                     -------

Comprehensive income:
     Net earnings (unaudited).............      --           --        --           --         460          --           460

     Net change in unrealized
         loss on securities available for sale,
         net of taxes (unaudited).........      --           --        --           --          --         232           232
                                                                                                                     -------

Comprehensive income (unaudited)..........                                                                               692
                                                                                                                     -------

Shares issued in stock incentive plan
     (unaudited)..........................      --           87       (87)          --          --          --            --

Shares committed to participants
     in stock incentive plan (unaudited)..      --           --         5           --          --          --             5

Committed shares cancelled in stock
     incentive plan (unaudited)...........      --           (4)        4           --          --          --            --

Cash dividends paid (unaudited)...........      --           --        --           --        (102)         --          (102)
                                              ----      -------    ------      -------      ------     -------       -------

Balance at March 31, 2001
     (unaudited)..........................    $ 23       23,918      (107)      (3,000)      6,632        (141)       27,325
                                              ====       ======      ====       ======       =====        ====       =======


     See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                             ------------------------
                                                                                               2001            2000
                                                                                             --------        --------
                                                                                                    (Unaudited)
Cash flows from operating activities:
 Net earnings...........................................................................     $    460             372
 Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
        Provision for loan losses.......................................................          150             165
        Depreciation....................................................................          391             109
        Net amortization of fees, premiums, discounts and other.........................          134               1
        Shares committed to participants in stock incentive plan........................            5               4
        Gain on sale of securities......................................................          (50)             --
        Originations of loans held for sale.............................................           --            (478)
        Increase in accrued interest receivable.........................................          (35)           (286)
        (Increase) decrease in other assets.............................................         (631)            183
        Increase in official checks.....................................................          149             351
        Increase in accrued interest payable............................................            9               4
        (Decrease) increase in other liabilities........................................         (321)            650
                                                                                             --------        --------
            Net cash provided by operating activities...................................          261           1,075
                                                                                             --------        --------
Cash flows from investing activities:
    Purchase of securities available for sale...........................................      (18,520)        (11,490)
    Proceeds from sale of securities available for sale.................................        3,057           2,004
    Maturities and calls of securities available for sale...............................       14,795              --
    Principal repayments on securities available for sale...............................          426             254
    Net increase in loans...............................................................       (6,489)         (6,717)
    Net proceeds from sale of foreclosed real estate....................................           --             257
    Purchase of premises and equipment, net.............................................         (474)            (84)
    Net increase in other securities....................................................           --            (573)
                                                                                             --------        --------
            Net cash used in investing activities.......................................       (7,205)        (16,349)
                                                                                             --------        --------

Cash flows from financing activities:
    Net increase in deposits............................................................       12,368             976
    Net increase in advances from Federal Home Loan Bank................................           --          10,410
    Net increase in other borrowings....................................................        3,143           1,999
    Increase in advance payments by borrowers for taxes and insurance...................          278             270
    Cash dividends paid on common stock.................................................         (102)           (101)
                                                                                             --------        --------
            Net cash provided by financing activities...................................       15,687          13,554
                                                                                             --------        --------
            Net increase (decrease) in cash and cash equivalents........................        8,743          (1,720)

Cash and cash equivalents at beginning of period........................................        7,616           6,909
                                                                                             --------        --------
Cash and cash equivalents at end of period..............................................     $ 16,359           5,189
                                                                                             ========        ========

                                                                     (continued)

    See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                                ---------------------
                                                                                                2001            2000
                                                                                                ----            ----
                                                                                                     (Unaudited)
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest............................................................................     $  2,544           2,021

    Income taxes........................................................................     $    530              --
                                                                                             ========         =======

 Noncash transactions:
    Accumulated other comprehensive income (loss), change in unrealized
        loss on securities available for sale, net......................................     $    232            (163)
                                                                                             ========         =======

     Activity in stock incentive plan...................................................     $    (78)              4
                                                                                             ========         =======

     Transfer of loans to loans held for sale...........................................     $     --           6,736
                                                                                             ========         =======












     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)

1. General. In the opinion of the management of Pointe Financial Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2001 and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations and other data for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

        On January 4, 2001, the Company entered into an agreement to purchase four branch offices in Miami-Dade County from another financial institution. The branches have a combined deposit base of approximately $54.1 million. The Company will also acquire in this transaction consumer loans of approximately $7.5 million and $25.1 million of participation interests in existing commercial real estate loans in the seller's portfolio. This transaction was consummated on April 20, 2001.

2. Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

                                                            Three Months Ended
                                                                  March 31,

                                                            2001         2000
                                                          -------       ------

            Balance at beginning of period............... $ 1,792        1,331
            Provision charged to earnings................     150          165
            (Charge-offs), net of recoveries.............     (39)         (50)
                                                          -------      -------

            Balance at end of period..................... $ 1,903        1,446
                                                           =====        ======

        The following summarizes the amount of impaired loans (in thousands):

                                                                  At
                                                        March 31,   December 31,
                                                        ---------   ------------
                                                           2001         2000
                                                        ---------   ------------
            Loans identified as impaired:
                Gross loans with related allowance
                  for losses recorded................... $    150          150
                Less allowance on these loans...........      (75)         (75)
                                                         --------   ----------

            Net investment in impaired loans............ $     75           75
                                                         ========   ==========

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

2. Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                              Three Months Ended

                                                                  March 31,

                                                              2001        2000
                                                              ----        ----

        Average net investment in impaired loans........... $   75         187
                                                            ======      ======

        Interest income recognized on impaired loans....... $   --          --
                                                              ====      ======

        Interest income received on impaired loans......... $   --          --
                                                            ======      ======

3. Earnings Per Share . Earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For the three months ended March 31, 2001 outstanding stock options are considered dilutive securities for purposes of calculating diluted earnings per share. The following table presents the calculations of earnings per share ($ in thousands, except per share amounts).

                                                               Three Months Ended March 31,
                               ---------------------------------------------------------------------------------------
                                                   2001                                        2000
                               ------------------------------------------    -----------------------------------------
                                                 Weighted-                                    Weighted-
                                                 Average                                      Average
                                Earnings         Shares         Per Share    Earnings          Shares        Per Share
                               (Numerator)     (Denominator)      Amount    (Numerator)     (Denominator)      Amount
                               ----------      -------------    ---------   -----------     -------------    ---------
    Basic Earnings Per Share:
        Net earnings available
          to common
          stockholders.....       $ 460         2,027,199         $ .23       $  372         2,013,018         $ .18
                                                                  =====                                        =====

    Effect of dilutive
      securities-
        Incremental shares
          from assumed exercise
          of options utilizing
          the treasury stock
          method...........                        11,996                                           --
                                               ----------                                   ----------

    Diluted Earnings Per Share:
        Net earnings available
          to common
          stockholders
          and assumed
          conversions......       $ 460         2,039,195         $ .23       $ 372          2,013,018         $ .18
                                  =====        ==========         =====       =====         ==========         =====

                                                                     (continued)
                                       8

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2001 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                     Regulatory
                                                         Actual      Requirement
                                                         ------      -----------
        Total capital to risk-weighted assets........... 16.37%         8.00%
        Tier I capital to risk-weighted assets.......... 15.31%         4.00%
        Tier I capital to total assets - leverage
          ratio......................................... 10.85%         4.00%

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

               Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants

The Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Pointe Financial Corporation and subsidiaries (the "Company") as of March 31, 2001, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2001 and 2000, and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 19, 2001

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

               Comparison of March 31, 2001 and December 31, 2000

Liquidity and Capital Resources
 The Company's primary sources of cash during the three months ended March 31, 2001 was from net deposit inflows of $12.4 million, an increase in other borrowings of $3.1 million and proceeds from the sale, maturity and call of securities available for sale of $17.9 million. Cash was used primarily for net loan originations of $6.5 million and the purchase of securities totaling $18.5 million. At March 31, 2001, the Company had outstanding commitments to originate loans of $14.4 million and time deposits of $71.9 million that mature in one year or less. It is expected that these requirements will be funded from the sources described above. At March 31, 2001, the Bank exceeded its regulatory liquidity requirements.

 The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                 Three Months                      Three Months
                                                                    Ended           Year Ended        Ended
                                                                    March 31,       December 31,      March 31,
                                                                        2001          2000            2000
                                                                   ----------------------------- ---------------
        Average equity as a percentage
           of average assets.........................................   10.63%           10.73%           10.77%

        Equity to total assets at end of period......................   10.48%           10.93%           10.81%

        Return on average assets (1).................................     .73%             .73%             .65%

        Return on average equity (1).................................    6.83%            6.84%            6.08%

        Noninterest expense to average assets (1)....................    3.13%            3.07%            3.13%

        Nonperforming loans and foreclosed real estate
           to total assets at end of period..........................     .85%             .63%             .65%

--------------
(1)    Annualized for the three months ended March 31, 2001 and 2000.

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

                                                                       Three Months Ended March 31,
                                                     ---------------------------------------------------------------
                                                                   2001                            2000
                                                    --------------------------------    ----------------------------
                                                                 Interest    Average              Interest   Average
                                                      Average      and       Yield/     Average     and      Yield/
                                                      Balance    Dividends    Rate      Balance   Dividends   Rate
                                                      -------    ---------    ----      -------   ---------   ----
                                                                         ($ in Thousands)
Interest-earning assets:
   Loans....................................        $ 177,604       3,973      8.95%   $ 159,485     3,435     8.62%
   Securities...............................           56,126         846      6.03       56,933       800     5.62
   Other interest-earning assets (1)........            6,193          86      5.55          544         9     6.62
                                                    ---------     -------              ---------   -------
       Total interest-earning assets........          239,923       4,905      8.18      216,962     4,244     7.82
                                                                  -------                          -------
   Noninterest-earning assets (2)...........           13,534                             10,243
                                                    ---------                          ---------
       Total assets.........................        $ 253,457                          $ 227,205
                                                    =========                          =========
Interest-bearing liabilities:
   Savings and NOW deposits.................           12,496          45      1.44       12,521        47     1.50
   Money-market deposits....................           37,688         382      4.05       37,461       380     4.06
   Time deposits............................           88,008       1,321      6.00       74,392       981     5.27
   Borrowings (3)...........................           54,869         805      5.87       50,664       617     4.87
                                                      -------     -------              ---------   -------
       Total interest-bearing liabilities...          193,061       2,553      5.29      175,038     2,025     4.63
                                                                  -------                          -------
   Demand deposits..........................           30,265                             24,519
   Noninterest-bearing liabilities..........            3,186                              3,186
   Stockholders' equity.....................           26,945                             24,462
                                                    ---------                          ---------
       Total liabilities and
           stockholders' equity.............        $ 253,457                          $ 227,205
                                                    =========                          =========
Net interest income.........................                      $ 2,352                          $ 2,219
                                                                  =======                          =======
Interest-rate spread (4)....................                                   2.89%                           3.19%
                                                                               ====                            ====
Net interest margin (5).....................                                   3.92%                           4.09%
                                                                               ====                            ====
Ratio of average interest-earning assets to
   average interest-bearing liabilities.....             1.24                               1.24
                                                         ====                               ====

------------------
(1)        Includes interest-bearing deposits and federal funds sold.
(2)        Includes nonaccrual loans.
(3) Includes advances from Federal Home Loan Bank and investment repurchase agreements.
(4) Interest-rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5) Net interest margin is net interest income divided by average interest-earning assets.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

          Comparison of the Three Months Ended March 31, 2001 and 2000

Results of Operations:

   General. Net earnings for the three months ended March 31, 2001 were $460,000 or $.23 basic and diluted earnings per share compared to net earnings of $372,000 or $.18 basic and diluted earnings per share for the three months ended March 31, 2000. The increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

   Interest Income and Expense. Interest income increased by $661,000, or 15.6%, from $4.2 million for the three months ended March 31, 2000 to $4.9 million for the three months ended March 31, 2001. Interest income on loans increased $538,000 primarily due to an increase in the average loan portfolio balance from $159.5 million for the three months ended March 31, 2000 to $177.6 million for the comparable period in 2001, and an increase in the average yield from 8.62% in 2000 to 8.95% in 2001. Interest on securities increased $46,000 primarily due to an increase in the weighted-average yield of 41 basis points, partially offset by a slight decrease in the average securities portfolio balance from $56.9 million in 2000 to $56.1 million in 2001.

      Interest expense on deposits increased to $1.7 million for the three months ended March 31, 2001 from $1.4 million for the three months ended March 31, 2000. Interest expense on deposits increased due to a increase in the average rate paid on deposits from 4.53% in 2000 to 5.06% in 2001 and an increase in the average balance from $124.4 million in 2000 to $138.2 million in 2001.

      Interest expense on borrowings increased $188,000 to $805,000 for the three months ended March 31, 2001 from $617,000 for the three months ended March 31, 2000. Interest expense on borrowings increased due to an increase in the average balance of borrowings outstanding from $50.7 million in 2000 to $54.9 million in 2001, and an increase in the weighted-average rate paid for the three months ended March 31, 2001 compared to the same period in 2000.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $150,000 for the three months ended March 31, 2001 compared to $165,000 for the comparable period in 2000. Management believes the balance in the allowance for loan losses of $1.9 million at March 31, 2001 is adequate.

   Noninterest Income. Noninterest income increased $184,000 primarily due to an increase in service charges on deposit accounts of $51,000, an increase in realized gains of the sale of securities of $50,000 and an increase in other income of $84,000 for the three months ended March 31, 2001 when compared to the same period in 2000.

   Noninterest Expenses. Noninterest expenses increased $210,000 during the three-month period ended March 31, 2001 compared to the same period in 2000, primarily due to increases in salaries and employee benefits of $130,000, data processing of $25,000 and other expenses of $22,000 which relates to the Company's overall expansion plans.

   Provision for Income Taxes. The income tax provision for the three months ended March 31, 2001 was $238,000 (an effective rate of 34.1%) compared to $204,000 (an effective rate of 35.4%) for the comparable 2000 period.

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

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2000.

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

             10.12**  1998 Incentive Compensation and Stock Award Plan (Exhibit
                      10.12 to the Registration Statement).

             10.13*** Employment agreement between the company and R. Carl
                      Palmer, Jr. (Exhibit 10.13 to the 1999 Form 10-K filed February 23, 2000).

             10.14*** Employment agreement between the company and Beverly P.
                      Chambers (Exhibit 10.14 to the 1999 Form 10-K filed February 23, 2000).

             10.15*** Employment agreement between the company and Bradley R.
                      Meredith (Exhibit 10.15 to the 1999 Form 10-K filed February 23, 2000).

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

             10.16 Branch Purchase and Deposit Assumption Agreement by and between Pointe Bank and Republic Bank dated January 4, 2001, amendment included.

             11.1 Statement regarding calculation of earnings per common share included in Note 3 to the Condensed Consolidated Financial Statements.

------------------
* Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

** Exhibits 10.1, 10.2, 10.11 and 10.12 are compensatory plans or arrangements.

***    Contracts with Management.

(b)    Reports on Form 8-K.
       During the first quarter, the Company filed a report on Form 8-K dated January 4, 2001, reporting that the Company entered into an agreement with Republic Bancshares, Inc. to acquire certain banking offices located in Miami-Dade County, Florida and certain other assets.

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

                                         POINTE FINANCIAL CORPORATION
                                          (Registrant)




Date: May 4, 2001                     By: /s/ R. Carl Palmer, Jr.
                                          -----------------------------------
                                          R. Carl Palmer, Jr., President and
                                          Chief Executive Officer

Date: May 4, 2001                     By: /s/ Bradley R. Meredith
                                          -----------------------------------
                                          Bradley R. Meredith, Senior Vice
                                          President and Chief Financial Officer