Form 10QSB
period 2001-06-30
POINTE FINANCIAL CORP
filed 2001-08-10
CIK 917331

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934


                  For the quarterly period ended June 30, 2001

---      Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from           to
                                             ---------    ---------

Commission file number 0-24433
                      ---------

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

YES   X     NO
    -----     ----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                     2,038,963 shares
--------------------------------------            ------------------------------
           (class)                                Outstanding at August 10, 2001

   Transitional small business disclosure format (check one):

   YES         NO  X
      ----       ----

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page
                                                                                                             ----
     Condensed Consolidated Balance Sheets -
       at June 30, 2001 (unaudited) and at December 31, 2000....................................................2

     Condensed Consolidated Statements of Earnings -
       Three and Six Months ended June 30, 2001 and 2000 (unaudited)..........................................3-4

     Condensed Consolidated Statement of Changes in Stockholders' Equity -
       Six Months ended June 30, 2001 (unaudited)...............................................................5

     Condensed Consolidated Statements of Cash Flows -
       Six Months ended June 30, 2001 and 2000 (unaudited)....................................................6-7

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

   Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................................18

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................................................18

   Item 4.  Submission of Matters to a Vote of Security Holders.............................................18-19

   Item 6.  Exhibits and Reports on Form 8-K................................................................19-20

SIGNATURES.....................................................................................................21

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                     At
                                                                                            ----------------------
                                                                                            June 30,   December 31,
    Assets                                                                                    2001        2000
                                                                                           ---------    ---------
                                                                                               (Unaudited)

Cash and due from banks ................................................................   $   7,052        6,482
Interest-bearing deposits with banks ...................................................       4,357        1,134
                                                                                           ---------    ---------

       Total cash and cash equivalents .................................................      11,409        7,616

Securities available for sale ..........................................................      68,610       53,670
Loans, net of allowance for loan losses of $2,155
   in 2001 and $1,792 in 2000 ..........................................................     224,215      173,129
Loans held for sale ....................................................................         699          719
Accrued interest receivable ............................................................       2,283        2,035
Premises and equipment, net ............................................................       3,570        2,842
Federal Home Loan Bank stock, at cost ..................................................       2,482        2,482
Federal Reserve Bank stock, at cost ....................................................         479          479
Foreclosed real estate .................................................................          47           18
Deferred income tax asset ..............................................................         591          591
Goodwill ...............................................................................       3,583           --
Other assets ...........................................................................       1,980          927
                                                                                           ---------    ---------

       Total ...........................................................................   $ 319,948      244,508
                                                                                           =========    =========

   Liabilities and Stockholders' Equity

Liabilities:
   Noninterest-bearing demand deposits .................................................      35,326       29,827
   Savings and NOW deposits ............................................................      17,542       12,048
   Money-market deposits ...............................................................      49,724       33,920
   Time deposits .......................................................................     115,427       85,341
                                                                                           ---------    ---------

       Total deposits ..................................................................     218,019      161,136

   Official checks .....................................................................       4,601        1,660
   Other borrowings ....................................................................      21,965        8,067
   Advances from Federal Home Loan Bank ................................................      45,000       45,000
   Accrued interest payable ............................................................       1,066          989
   Advance payments by borrowers for taxes and insurance ...............................         979          365
   Other liabilities ...................................................................         751          561
                                                                                           ---------    ---------

       Total liabilities ...............................................................     292,381      217,778
                                                                                           ---------    ---------

Stockholders' equity:
   Preferred stock .....................................................................          --           --
   Common stock ........................................................................          23           23
   Additional paid-in capital ..........................................................      24,018       23,835
   Retained earnings ...................................................................       6,886        6,274
   Accumulated other comprehensive income (loss) .......................................        (258)        (373)
   Treasury stock ......................................................................      (3,000)      (3,000)
   Stock incentive plan ................................................................        (102)         (29)
                                                                                           ---------    ---------

       Total stockholders' equity ......................................................      27,567       26,730
                                                                                           ---------    ---------

       Total ...........................................................................   $ 319,948      244,508
                                                                                           =========    =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                  (Dollars in thousands, except share amounts)

                                                                                  Three Months Ended            Six Months Ended
                                                                                       June 30,                     June 30,
                                                                                 ---------------------         ---------------------
                                                                                   2001          2000           2001          2000
                                                                                  ------        ------         ------        ------
                                                                                      (Unaudited)                  (Unaudited)
Interest income:
    Loans ................................................................        $4,497         3,564          8,470         6,999
    Securities ...........................................................           982           876          1,828         1,676
    Other interest-earning assets ........................................            99           118            185           127
                                                                                  ------        ------         ------        ------

          Total interest income ..........................................         5,578         4,558         10,483         8,802
                                                                                  ------        ------         ------        ------

Interest expense:
    Deposits .............................................................         2,005         1,576          3,753         2,984
    Borrowings ...........................................................           817           690          1,622         1,307
                                                                                  ------        ------         ------        ------

          Total interest expense .........................................         2,822         2,266          5,375         4,291
                                                                                  ------        ------         ------        ------

Net interest income ......................................................         2,756         2,292          5,108         4,511

          Provision for loan losses ......................................           210           165            360           330
                                                                                  ------        ------         ------        ------

Net interest income after provision for loan losses ......................         2,546         2,127          4,748         4,181
                                                                                  ------        ------         ------        ------

Noninterest income:
    Service charges on deposit accounts ..................................           330           201            568           388
    Loan servicing fees ..................................................             9            12             20            24
    Net gains from sale of loans .........................................            --             6             --             6
    Net realized gains (losses) on sale of securities ....................            63          (124)           113          (124)
    Other ................................................................           171            94            354           193
                                                                                  ------        ------         ------        ------

          Total noninterest income .......................................           573           189          1,055           487
                                                                                  ------        ------         ------        ------

Noninterest expenses:
    Salaries and employee benefits .......................................         1,317           966          2,394         1,913
    Occupancy expense ....................................................           450           291            740           572
    Advertising and promotion ............................................            95            78            181           137
    Professional fees ....................................................            80            50            133           106
    Federal deposit insurance premiums ...................................             8             7             16            15
    Data processing ......................................................           136           104            259           202
    Goodwill amortization ................................................            47            --             47            --
    Other ................................................................           457           328            806           655
                                                                                  ------        ------         ------        ------

          Total noninterest expenses .....................................         2,590         1,824          4,576         3,600
                                                                                  ------        ------         ------        ------

          Earnings before income taxes and extraordinary
             item ........................................................           529           492          1,227         1,068

Income taxes .............................................................           173           154            411           358
                                                                                  ------        ------         ------        ------

          Earnings before extraordinary item .............................           356           338            816           710

Extraordinary item, gain on extinguishment of debt, net of
    taxes of $47 .........................................................            --            78             --            78
                                                                                  ------        ------         ------        ------

          Net earnings ...................................................        $  356           416            816           788
                                                                                  ======        ======         ======        ======

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  (Dollars in thousands, except share amounts)

                                                                        Three Months Ended                    Six Months Ended
                                                                             June 30,                             June 30,
                                                                 -------------------------------      ------------------------------
                                                                      2001              2000              2001              2000
                                                                 -------------      ------------      ------------      ------------
                                                                         (Unaudited)                          (Unaudited)
Net earnings per share, basic:
    Earnings before extraordinary item ....................                .17               .17               .40               .35

    Extraordinary gain from extinguishment of debt ........                 --               .04                --               .04
                                                                 -------------      ------------      ------------      ------------

          Net earnings per share, basic ...................      $         .17               .21               .40               .39
                                                                 =============      ============      ============      ============

Net earnings per share, diluted:
    Earnings before extraordinary item ....................                .17               .17               .40               .35

    Extraordinary gain from extinguishment of debt ........                 --               .04                --               .04
                                                                 -------------      ------------      ------------      ------------

          Net earnings per share, diluted .................      $         .17               .21               .40               .39
                                                                 =============      ============      ============      ============

Weighted-average shares outstanding for basic .............          2,036,417         2,021,423         2,031,824         2,017,221
                                                                 =============      ============      ============      ============

Weighted-average shares outstanding for diluted ...........          2,069,433         2,021,496         2,054,171         2,017,221
                                                                 =============      ============      ============      ============

Dividends per share .......................................      $         .05               .05               .10               .10
                                                                 =============      ============      ============      ============







See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                         Six Months Ended June 30, 2001
                                 (In thousands)

                                                                                                              Accumulated
                                                                                                                Other
                                                                                                                Compre-
                                                                   Additional   Stock                           hensive   Total
                                                            Common   Paid-In  Incentive   Treasury   Retained   Income Stockholders'
                                                            Stock    Capital     Plan       Stock    Earnings   (Loss)     Equity
                                                           -------   -------    -------    -------    -------   ------- ----------
Balance at December 31, 2000 ...........................   $    23    23,835        (29)    (3,000)     6,274       (373)    26,730
                                                                                                                            -------

Comprehensive income:
     Net earnings (unaudited) ..........................        --        --         --         --        816         --        816

     Net change in unrealized loss on
         securities available for sale,
         net of taxes (unaudited) ......................        --        --         --         --         --        115        115
                                                                                                                            -------

Comprehensive income (unaudited) .......................        --        --         --         --         --         --        931
                                                                                                                            -------

Shares issued in stock incentive plan
     (unaudited) .......................................        --        91        (91)        --         --         --         --

Shares committed to participants
     in stock incentive plan (unaudited) ...............        --        --         14         --         --         --         14

Committed shares cancelled in stock
     incentive plan (unaudited) ........................        --        (4)         4         --         --         --         --

Cash dividends paid (unaudited) ........................        --        --         --         --       (204)        --       (204)

Issuance of common stock to directors
     as compensation (unaudited) .......................        --        96         --         --         --         --         96
                                                           -------   -------    -------    -------    -------    -------    -------

Balance at June 30, 2001
     (unaudited) .......................................   $    23    24,018       (102)    (3,000)     6,886       (258)    27,567
                                                           =======   =======    =======    =======    =======    =======    =======



See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                              Six Months Ended
                                                                                                                   June 30,
                                                                                                           ------------------------
                                                                                                             2001            2000
                                                                                                           --------        --------
                                                                                                                         (Unaudited)
Cash flows from operating activities:
    Net earnings ...................................................................................       $    816             788
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses ..................................................................            360             330
        Depreciation ...............................................................................            241             219
        Net amortization of fees, premiums, discounts and other ....................................            100              49
        Shares committed to participants in incentive stock plan ...................................             14               7
        Common stock issued as compensation for services ...........................................             96             109
        (Gain) loss on sale of securities ..........................................................           (113)            124
        Gain on sale of loans ......................................................................             --              (6)
        Net originations of loans held for sale ....................................................             --          (7,099)
        Proceeds from sale of loans held for sale ..................................................             --           9,065
        Increase in other assets ...................................................................         (1,123)            (96)
        Increase in accrued interest receivable ....................................................           (248)           (294)
        Increase in official checks ................................................................          2,941           2,026
        Increase in accrued interest payable .......................................................             77              51
        Increase in other liabilities ..............................................................            190             224
                                                                                                           --------        --------

            Net cash provided by operating activities ..............................................          3,351           5,497
                                                                                                           --------        --------

Cash flows from investing activities:
    Purchase of securities available for sale ......................................................        (59,928)        (14,576)
    Proceeds from sale of securities available for sale ............................................         12,451           4,963
    Principal repayments on securities available for sale ..........................................          1,193             523
    Maturities and calls of securities available for sale ..........................................         31,600           2,025
    Net increase in loans ..........................................................................        (18,702)        (11,813)
    Net proceeds from sale of foreclosed real estate ...............................................             --             257
    Net increase in other securities ...............................................................             --            (602)
    Purchase of premises and equipment, net ........................................................           (565)           (256)
    Increase in goodwill ...........................................................................         (3,630)             --
                                                                                                           --------        --------

            Net cash used in investing activities ..................................................        (37,581)        (19,479)
                                                                                                           --------        --------

Cash flows from financing activities:
    Net increase in deposits .......................................................................         23,715           7,290
    Net increase in advances from Federal Home Loan Bank ...........................................             --           3,460
    Net increase in other borrowings ...............................................................         13,898           1,344
    Increase in advance payments by borrowers for taxes and insurance ..............................            614             435
    Cash dividends paid on common stock ............................................................           (204)           (202)
                                                                                                           --------        --------

            Net cash provided by financing activities ..............................................         38,023          12,327
                                                                                                           --------        --------

Net increase (decrease) in cash and cash equivalents ...............................................          3,793          (1,655)

Cash and cash equivalents at beginning of period ...................................................          7,616           6,909
                                                                                                           --------        --------

Cash and cash equivalents at end of period .........................................................       $ 11,409           5,254
                                                                                                           ========        ========

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                                                                                                              Six Months Ended
                                                                                                                    June 30,
                                                                                                           -------------------------
                                                                                                              2001           2000
                                                                                                           ----------     ----------
                                                                                                                         (Unaudited)
Supplemental disclosure of cash flow information: Cash paid during the period for:
    Interest ....................................................................................          $    5,446          4,240
                                                                                                           ==========          =====


    Income taxes ................................................................................          $    1,100            328
                                                                                                           ==========          =====

 Noncash transactions:
    Reclassification of loans to foreclosed real estate .........................................          $       29             --
                                                                                                           ==========          =====

    Accumulated other comprehensive income (loss), net change in unrealized
        loss on securities available for sale, net of tax .......................................          $      115              5
                                                                                                           ==========          =====

    Transfer of loans to loans held for sale ....................................................          $       --          6,736
                                                                                                           ==========          =====

    Activity in stock incentive plan ............................................................          $      (73)            12
                                                                                                           ==========          =====

    Acquisition of branches:
        Fair value of premises and equipment acquired ...........................................          $      404             --
                                                                                                           ==========          =====

        Fair value of loans acquired ............................................................          $   32,912             --
                                                                                                           ==========          =====

        Deposits assumed ........................................................................          $   33,316             --
                                                                                                           ==========          =====







See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


1.    General. In the opinion of the management of Pointe Financial
        Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2001, the results of operations for the three- and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

        Pointe Financial Corporation (the "Holding Company") is a Financial Holding Company. The Holding Company's principal business is conducted through Pointe Bank (the "Bank"), a state-chartered commercial bank. The Holding Company and the Bank are collectively referred to as the "Company." The Bank provides a wide range of community banking services to small and middle-market business and individuals through its ten banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida.

        On April 20, 2001, the Company purchased four branch offices in Miami-Dade County from another financial institution. The branches had a combined deposit base of approximately $55.0 million. The Company also acquired in this transaction consumer loans of approximately $7.5 million and $25.1 million of participation interests in existing commercial real estate loans in the seller's portfolio. Goodwill resulting from this transaction is being amortized on a straight line basis over a useful life of fifteen years. However, the Company will adopt FASB 142, Goodwill and Other Intangible Assets, on January 1, 2002. Under this standard, goodwill amortization will cease and the asset will be evaluated periodically for impairment.

2. Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

                                                              Three Months Ended    Six Months Ended
                                                                   June 30,             June 30,
                                                             ------------------    ------------------
                                                               2001       2000      2001       2000
                                                             -------    -------    -------    -------

               Balance at beginning of period ............   $ 1,903      1,446      1,792      1,331
               Provision charged to earnings .............       210        165        360        330
               Reserve on loans received in acquisition of
                   branches ..............................       465         --        465         --
               (Charge-offs), net of recoveries ..........      (423)       (14)      (462)       (64)
                                                             -------    -------    -------    -------

               Balance at end of period ..................   $ 2,155      1,597      2,155      1,597
                                                             =======    =======    =======    =======

        The following summarizes the amount of impaired loans (in thousands):

                                                                                        At
                                                                               ---------------------
                                                                                 June 30,  December 31,
                                                                                  2001       2000
                                                                                 ------      ----
               Loans identified as impaired:

                   Gross loans with related allowance for losses recorded.....   $   --       150
                   Less allowance on these loans .............................       --       (75)
                                                                                 ------      ----

               Net investment in impaired loans ..............................   $   --        75
                                                                                 ======      ====

                                                                    (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

2. Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                          Three Months Ended        Six Months Ended
                                                                               June 30,                 June 30,
                                                                          -------------------      --------------------
                                                                          2001           2000      2001          2000
                                                                          ----           ----      ----          ----
            Average net investment in impaired loans...................  $  73             98        74           143
                                                                         =====           ====      ====          ====

            Interest income recognized on impaired loans...............  $  --             --        --            --
                                                                         =====           ====      ====          ====

            Interest income received on impaired loans.................  $  --             --        --            --
                                                                         =====           ====      ====          ====

3. Earnings Per Share. Earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. The following table presents the calculations of earnings per share ($ in thousands, except per share amounts).

                                                          Three Months Ended June 30,
                                    -----------------------------------------------------------------------------
                                                    2001                                     2000
                                    ------------------------------------     ------------------------------------
                                                  Weighted-                                 Weighted-
                                                   Average                                   Average
                                     Earnings       Shares      Per Share     Earnings        Shares       Per Share
                                    (Numerator)  (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                    -----------  -------------    ------     -----------   -------------   --------
    Basic Earnings Per Share:
        Net earnings available
          to common stockholders....  $ 356        2,036,417      $ .17         $ 416         2,021,423     $ .21
                                                                  =====                                      =====

    Effect of dilutive securities-
        Incremental shares from
          assumed exercise of
          options utilizing the
          treasury stock method.....                  33,016                                         73
                                                  ----------                                  ---------

    Diluted Earnings Per Share:
        Net earnings available
          to common stockholders
          and assumed conversions... $ 356         2,069,433      $ .17         $ 416         2,021,496     $ .21
                                     =====         =========      =====         =====         =========     =====

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

3.    Earnings Per Share, Continued.

                                                           Six Months Ended June 30,
                                    -----------------------------------------------------------------------------
                                                    2001                                     2000
                                    ------------------------------------     ------------------------------------
                                                  Weighted-                                 Weighted-
                                                   Average                                   Average
                                     Earnings       Shares      Per Share     Earnings        Shares       Per Share
                                    (Numerator)  (Denominator)    Amount     (Numerator)   (Denominator)    Amount
                                    -----------  -------------    ------     -----------   -------------   ---------
    Basic Earnings Per Share:
        Net earnings available
          to common stockholders....   $ 816       2,031,824      $ .40         $ 788         2,017,221     $ .39
                                                                  =====                                     =====

    Effect of dilutive securities-
        Incremental shares from
          assumed exercise of
          options utilizing the
          treasury stock method.....                  22,347                                         --
                                                  ----------                                  ---------

    Diluted Earnings Per Share:
        Net earnings available to
          common stockholders
          and assumed conversions...   $ 816       2,054,171      $ .40         $ 788         2,017,221     $ .39
                                       =====       =========      =====         =====         =========     =====

4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2001 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                              Regulatory
                                                                  Actual      Requirement
                                                                  ------      -----------
        Total capital to risk-weighted assets...................   11.43%        8.00%
        Tier I capital to risk-weighted assets..................   10.39%        4.00%
        Tier I capital to total assets - leverage ratio.........    7.77%        4.00%

5. Extraordinary Item. During the second quarter of 2000, the Bank successfully completed the sale of a $5.0 million Federal Home Loan Bank advance. The Company recorded a pre-tax gain of $125,000 on the sale of the advance. This was reported as an extraordinary item - gain on extinguishment of debt, net of tax of $47,000. In a related transaction, the Bank sold $2.1 million of investments available for sale recognizing a loss of $124,000. The net effect of these transactions had a minimal effect on the reported earnings.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2001, and for the three and six-month periods ended June 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Pointe Financial Corporation and subsidiaries (the "Company") as of June 30, 2001, the related condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2001 and 2000, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000 and the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 19, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






HACKER, JOHNSON & SMITH PA
Tampa, Florida
July 13, 2001

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

                Comparison of June 30, 2001 and December 31, 2000


Liquidity and Capital Resources
 The Company's primary source of cash during the six months ended June 30, 2001 was from net deposit inflows of $57.0 million, an increase in other borrowings of $13.9 million, proceeds from the sale, maturity and call of securities available for sale of $44.1 million and cash flows from operating activities of $3.3 million. Cash was used primarily for net loans originated and acquired totaling $51.6 million and the purchase of securities totaling $59.9 million. At June 30, 2001, the Company had outstanding commitments to originate loans of $15.3 million and time deposits of $96.4 million which mature in one year or less. It is expected that these requirements will be funded from the sources described above. At June 30, 2001, the Bank exceeded its regulatory liquidity requirements.

 The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                    Six Months                        Six Months
                                                                       Ended          Year Ended        Ended
                                                                      June 30,        December 31,     June 30,
                                                                        2001              2000           2000
                                                                   -----------        -------------    ---------
        Average equity as a percentage
           of average assets.....................................      9.76%             10.73%          10.82%

        Equity to total assets at end of period..................      8.62%             10.93%          11.03%

        Return on average assets (1).............................       .59%               .73%            .70%

        Return on average equity (1).............................      6.01%              6.84%           6.43%

        Noninterest expense to average assets (1)................      3.29%              3.07%           3.18%

        Nonperforming loans and foreclosed real
           estate to total assets at end of period...............       .37%               .63%            .64%



        (1)  Annualized for the six months ended June 30, 2001 and 2000.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES


Results of Operations

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

                                                                                Three Months Ended June 30,
                                                       --------------------------------------------------------------------------
                                                                      2001                                 2000
                                                       ---------------------------------     ------------------------------------
                                                                    Interest       Average                  Interest       Average
                                                       Average         and         Yield/     Average          and          Yield/
                                                       Balance      Dividends       Rate      Balance       Dividends       Rate
                                                       -------      ---------       ----      -------       ---------       ----
                                                                                  ($ in Thousands)
Interest-earning assets:
   Loans ............................................  $207,567         4,497         8.67%   $156,817         3,564         9.09%
   Securities .......................................    68,734           982         5.71      57,196           876         6.13
   Other interest-earning assets (1) ................     8,624            99         4.59       7,622           118         6.19
                                                       --------      --------                 --------      --------

       Total interest-earning assets ................   284,925         5,578         7.83     221,635         4,558         8.23
                                                                     --------                               --------

   Noninterest-earning assets (2) ...................    17,615                                 10,365
                                                       --------                               --------

       Total assets .................................  $302,540                               $232,000
                                                       ========                               ========

Interest-bearing liabilities:
   Savings and NOW deposits .........................    16,056            48         1.20      13,324            49         1.47
   Money-market deposits ............................    47,645           417         3.50      39,467           424         4.30
   Time deposits ....................................   111,705         1,540         5.51      79,409         1,103         5.56
   Other borrowings (3) .............................    60,328           817         5.42      47,423           690         5.82
                                                       --------      --------                 --------      --------

       Total interest-bearing liabilities ...........   235,734         2,822         4.79     179,623         2,266         5.05
                                                                     --------                               --------

   Demand deposits ..................................    35,074                                 24,276
   Noninterest-bearing liabilities ..................     4,367                                  3,371
   Stockholders' equity .............................    27,365                                 24,730
                                                       --------                               --------

       Total liabilities and
           stockholders' equity .....................  $302,540                               $232,000
                                                       ========                               ========

Net interest income .................................                $  2,756                               $  2,292
                                                                     ========                               ========

Interest-rate spread (4) ............................                                 3.04%                                  3.18%
                                                                                      ====                                   ====

Net interest margin (5) .............................                                 3.87%                                  4.14%
                                                                                      ====                                   ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities .............      1.21                                   1.23
                                                         ======                                   ====

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

                                                                                Six Months Ended June 30,
                                                       --------------------------------------------------------------------------
                                                                      2001                                 2000
                                                       ---------------------------------     ------------------------------------
                                                                    Interest       Average                Interest     Average
                                                       Average         and         Yield/     Average       and        Yield/
                                                       Balance      Dividends       Rate      Balance     Dividends     Rate
                                                       -------      ---------       ----      -------     ---------    -------
                                                                                 ($ in Thousands)
Interest-earning assets:
   Loans ..........................................   $192,669        8,470        8.79%     $156,867        6,999      8.92%
   Securities .....................................     62,465        1,828        5.85        55,046        1,676      6.09
   Other interest-earning assets (1) ..............      7,415          185        4.99         4,133          127      6.15
                                                      --------     --------                  --------     --------

       Total interest-earning assets ..............    262,549       10,483        7.99       216,046        8,802      8.15
                                                                   --------                               --------

   Noninterest-earning assets (2) .................     15,585                                 10,707
                                                      --------                               --------

       Total assets ...............................   $278,134                               $226,753
                                                      ========                               ========

Interest-bearing liabilities:
   Savings and NOW deposits .......................     14,286           93        1.30        13,063           96      1.47
   Money-market deposits ..........................     42,694          799        3.74        38,537          804      4.17
   Time deposits ..................................     99,922        2,861        5.73        76,940        2,084      5.42
   Other borrowings (3) ...........................     57,613        1,622        5.63        46,422        1,307      5.63
                                                      --------     --------                  --------     --------

       Total interest-bearing liabilities .........    214,515        5,375        5.01       174,962        4,291      4.91
                                                                   --------                               --------

   Demand deposits ................................     32,683                                 23,939
   Noninterest-bearing liabilities ................      3,780                                  3,325
   Stockholders' equity ...........................     27,156                                 24,527
                                                      --------                               --------

       Total liabilities and
           stockholders' equity ...................   $278,134                               $226,753
                                                      ========                               ========

Net interest income ...............................                $  5,108                               $  4,511
                                                                   ========                               ========

Interest-rate spread (4) ..........................                                2.98%                                3.24%
                                                                                  =====                                 ====

Net interest margin (5) ...........................                                3.89%                                4.18%
                                                                                  =====                                 ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities ...........       1.22                                   1.23
                                                         =====                                  =====


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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

           Comparison of the Three Months Ended June 30, 2001 and 2000


   General. Net earnings for the three months ended June 30, 2001 were $356,000 or $.17 basic and diluted earnings per share compared to net earnings of $416,000 or $.21 basic and diluted earnings per share for the three months ended June 30, 2000. The decrease in the Company's net earnings was primarily due to an increase in noninterest expense and an extraordinary gain recognized in 2000, partially offset by an increase in net interest income and noninterest income.

   Interest Income and Expense. Interest income increased by $1.0 million or 22.4% from $4.6 million for the three months ended June 30, 2000 to $5.6 million for the three months ended June 30, 2001. Interest income on loans increased $933,000 or 26.2% primarily due to an increase of 32.4% in the average loan portfolio balance from $156.8 million for the three months ended June 30, 2000 to $207.6 million for the comparable period in 2001, partially offset by a decrease in the yield earned from 9.09% during 2000 to 8.67% during the 2001 period. Interest income on securities increased $106,000 or 12.1% primarily due to an increase in the average securities portfolio balance of $11.5 million partially offset by a decrease in the yield earned from 6.13% in 2000 to 5.71% in 2001.

      Interest expense on deposit accounts increased $429,000 or 27.2% to $2.0 million for the three months ended June 30, 2001 from $1.6 million for the three months ended June 30, 2000. Interest expense on deposits increased due to an increase in the average balance from $132.2 million in 2000 to $175.4 million in 2001, partially offset by a decrease in the weighted-average rate paid from 4.77% for the three months ended June 30, 2000 to 4.57% for the comparable period in 2001.

      Interest expense on other borrowings increased $127,000 to $817,000 for the three months ended June 30, 2001 from $690,000 for the three months ended June 30, 2000. Interest expense on other borrowings increased due to an increase of $12.9 million in the average balance, partially offset by a decrease in the weighted-average rate paid for the three months ended June 30, 2001 compared to the same period in 2000.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $210,000 for the three months ended June 30, 2001 compared to $165,000 for the comparable period in 2000. Management believes the balance in the allowance for loan losses of $2.2 million at June 30, 2001 is adequate.

   Noninterest Income. Noninterest income increased $384,000 primarily due to an increase of $187,000 in realized gains on the sales of securities available for sale and an increase of $129,000 in service charges on deposit accounts for the three months ended June 30, 2001 when compared to the same period in 2000.

   Noninterest Expenses. Noninterest expenses increased $766,000 for the three months ended June 30, 2001 compared to the same period in 2000 primarily due to increases in salaries and employee benefits of $351,000, occupancy expense of $159,000, data processing expense of $32,000 and goodwill amortization of $47,000 which relates to the Company's overall expansion plans.

   Provision for Income Taxes. The income tax provision for the three months ended June 30, 2001 was $173,000 (an effective rate of 32.7%) compared to $154,000 (an effective rate of 31.3%) for the comparable 2000 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

            Comparison of the Six Months Ended June 30, 2001 and 2000


   General. Net earnings for the six months ended June 30, 2001 were $816,000 or $.40 basic and diluted earnings per share compared to net earnings of $788,000 or $.39 basic and diluted earnings per share for the six months ended June 30, 2000. The increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

   Interest Income and Expense. Interest income increased by $1.7 million or 19.1% from $8.8 million for the six months ended June 30, 2000 to $10.5 million for the six months ended June 30, 2001. Interest income on loans increased $1.5 million or 21.0% primarily due to an increase of 22.8% in the average loan portfolio balance from $156.9 million for the six months ended June 30, 2000 to $192.7 million for the comparable period in 2001, partially offset by a decrease in the yield earned from 8.92% during 2000 to 8.79% during the 2001 period. Interest income on securities increased $152,000 or 9.1% primarily due to an increase in the average securities portfolio balance of $7.4 million, partially offset by a decrease in the yield earned from 6.09% in 2000 to 5.85% in 2001.

      Interest expense on deposit accounts increased $769,000 or 25.8% to $3.8 million for the six months ended June 30, 2001 from $3.0 million for the six months ended June 30, 2000. Interest expense on deposits increased due to an increase in the weighted-average rate paid from 4.64% for the six months ended June 30, 2000 to 4.78% for the comparable period in 2001 and an increase in the average balance from $128.5 million in 2000 to $156.9 million in 2001.

      Interest expense on other borrowings increased $315,000 to $1.6 million for the six months ended June 30, 2001 from $1.3 million for the six months ended June 30, 2000. Interest expense on other borrowings increased due to an increase of $11.2 million in the average balance for the six months ended June 30, 2001 compared to the same period in 2000.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $360,000 for the six months ended June 30, 2001 compared to $330,000 for the comparable period in 2000. Management believes the balance in the allowance for loan losses of $2.2 million at June 30, 2001 is adequate.

   Noninterest Income. Noninterest income increased $568,000 primarily due to an increase of $237,000 in realized gains on the sales of securities available for sale and an increase of $180,000 in service charges on deposit accounts for the six months ended June 30, 2001 when compared to the same period in 2000.

   Noninterest Expenses. Noninterest expenses increased $976,000 for the six months ended June 30, 2001 compared to the same period in 2000 primarily due to increases in salaries and employee benefits of $481,000, occupancy expense of $168,000, data processing expense of $57,000 and goodwill amortization of $47,000 which relates to the Company's overall expansion plans.

   Provision for Income Taxes. The income tax provision for the six months ended
      June 30, 2001 was $411,000 (an effective rate of 33.5%) compared to $358,000 (an effective rate of 33.5%) for the comparable 2000 period.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of Pointe Financial Corporation was held on April 27, 2001, to consider the election of three directors each for a term of three years and to amend the 1998 Incentive Compensation and Stock Award Plan. At the Annual Meeting, incumbent directors Morris Massry and Parker D. Thomson were reelected. Clarita Kassin was elected as a new director. The terms of Directors Steven A. Elias, Timothy McGinn, D. Richard Mead, Jr., and R. Carl Palmer, Jr. continued after the Annual Meeting. Also the 1998 Incentive Compensation and Stock Award Plan was amended to increase the number of shares authorized to 400,000.

At the Annual Meeting, 1,805,972 shares were present in person or by proxy. The following is a summary and tabulation of the matter that was voted upon at the Annual Meeting:

   Proposal I.

   The election of three directors, each for a term of three years:

                                           For           Withheld       Against
                                           ---           --------       -------

       Clarita Kassin                    1,802,432         -             3,540
                                         =========      =========        =====

       Morris Massry                     1,802,432         -             3,540
                                         =========       ========        =====

       Parker D. Thomson                 1,802,432         -             3,540
                                         =========       ========        =====

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

   Proposal II.

   The amendment of the number of shares authorized under the 1998 Incentive Compensation and Stock Award Plan to 400,000:

                                            For          Withheld       Against
                                            ---          --------       -------

                                         1,273,610        507,783        24,579
                                         =========        =======        ======

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

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

***     Contracts with Management.

(b)     Reports on Form 8-K

        The Company did not file any Form 8-K's during the three months ended June 30, 2001.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES




                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            POINTE FINANCIAL CORPORATION
                            (Registrant)






Date: August 10, 2001       By: /s/ R. Carl Palmer, Jr.
---------------------       ----------------------------------------------------
                              R. Carl Palmer, Jr., President and Chief Executive Officer




Date: August 10, 2001       By: /s/ Bradley R. Meredith
---------------------       ----------------------------------------------------
                              Bradley R. Meredith, Senior Vice President and Chief Financial Officer