Form 10QSB
period 2001-09-30
POINTE FINANCIAL CORP
filed 2001-11-08
CIK 917331

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]    Quarterly report under Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

              For the quarterly period ended September 30, 2001

[   ]    Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from           to
                                             ---------    ---------

Commission file number 0-24433
                      -------------------------

                          POINTE FINANCIAL CORPORATION
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Florida                                 65-0451402
---------------------------------               ------------------
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

YES   X     NO
    -----     ----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;


Common stock, par value $.01 per share                  2,042,889 shares
--------------------------------------           -------------------------------
             (class)                             Outstanding at November 7, 2001

   Transitional small business disclosure format (check one):

YES         NO X
    -----     ----

================================================================================

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                           Page
                                                                          ----
     Condensed Consolidated Balance Sheets -
       at September 30, 2001 (unaudited) and at December 31, 2000.......    2

     Condensed Consolidated Statements of Earnings -
       Three and Nine Months ended September 30, 2001 and 2000
       (unaudited)......................................................  3-4

     Condensed Consolidated Statement of Changes in Stockholders'
       Equity - Nine Months ended September 30, 2001 (unaudited)........    5

     Condensed Consolidated Statements of Cash Flows -
       Nine Months ended September 30, 2001 and 2000 (unaudited)........  6-7

     Notes to Condensed Consolidated Financial Statements (unaudited).... 8-10

     Review by Independent Certified Public Accountants..................   11

     Report on Review by Independent Certified Public Accountants........   12

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...........................................13-17

   Item 3. Quantitative and Qualitative Disclosures about Market Risk....   18

Part II. OTHER INFORMATION

   Item 1.  Legal Proceedings............................................   18

   Item 6.  Exhibits and Reports on Form 8-K.............................18-19

SIGNATURES...............................................................   20

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                             At
                                                               ----------------------------
                                                               September 30,     December 31,
                                                                   2001             2000
                                                                ---------         ---------
                                                               (Unaudited)
    Assets

Cash and due from banks ................................        $   7,729             6,482
Interest-bearing deposits with banks ...................           20,956             1,134
                                                                ---------         ---------
       Total cash and cash equivalents .................           28,685             7,616

Securities available for sale ..........................           49,518            53,670
Loans, net of allowance for loan losses of $2,313
   in 2001 and $1,792 in 2000 ..........................          243,078           173,129
Loans held for sale ....................................              540               719
Accrued interest receivable ............................            2,271             2,035
Premises and equipment, net ............................            3,536             2,842
Federal Home Loan Bank stock, at cost ..................            2,550             2,482
Federal Reserve Bank stock, at cost ....................              479               479
Foreclosed real estate .................................               47                18
Deferred income tax asset ..............................              591               591
Intangible asset, branch acquisition ...................            3,522                --
Other assets ...........................................            1,753               927
                                                                ---------         ---------

       Total ...........................................        $ 336,570           244,508
                                                                =========         =========

     Liabilities and Stockholders' Equity

Liabilities:
   Noninterest-bearing demand deposits .................           47,114            29,827
   Savings and NOW deposits ............................           17,258            12,048
   Money-market deposits ...............................           55,134            33,920
   Time deposits .......................................          113,154            85,341
                                                                ---------         ---------
       Total deposits ..................................          232,660           161,136

   Official checks .....................................            1,707             1,660
   Other borrowings ....................................           25,323             8,067
   Advances from Federal Home Loan Bank ................           45,000            45,000
   Accrued interest payable ............................            1,011               989
   Advance payments by borrowers for taxes and insurance            1,273               365
   Other liabilities ...................................              873               561
                                                                ---------         ---------
       Total liabilities ...............................          307,847           217,778
                                                                ---------         ---------

Stockholders' equity:
   Preferred stock .....................................               --                --
   Common stock ........................................               23                23
   Additional paid-in capital ..........................           24,056            23,835
   Retained earnings ...................................            7,232             6,274
   Accumulated other comprehensive income (loss) .......              506              (373)
   Treasury stock ......................................           (3,000)           (3,000)
   Stock incentive plan ................................              (94)              (29)
                                                                ---------         ---------
       Total stockholders' equity ......................           28,723            26,730
                                                                ---------         ---------
       Total ...........................................        $ 336,570           244,508
                                                                =========         =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                  (Dollars in thousands, except share amounts)

                                                                    Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
                                                                   ----------------------        ----------------------
                                                                    2001            2000           2001           2000
                                                                   -------        -------        -------        -------
                                                                         (Unaudited)                   (Unaudited)
Interest income:
    Loans .................................................        $ 4,890          3,915         13,360         10,914
    Securities ............................................            805            855          2,633          2,531
    Other interest-earning assets .........................             67             43            252            170
                                                                   -------        -------        -------        -------
          Total interest income ...........................          5,762          4,813         16,245         13,615
                                                                   -------        -------        -------        -------
Interest expense:
    Deposits ..............................................          1,890          1,643          5,643          4,627
    Borrowings ............................................            856            788          2,478          2,095
                                                                   -------        -------        -------        -------
          Total interest expense ..........................          2,746          2,431          8,121          6,722
                                                                   -------        -------        -------        -------
Net interest income .......................................          3,016          2,382          8,124          6,893

          Provision for loan losses .......................            225            175            585            505
                                                                   -------        -------        -------        -------
Net interest income after provision for loan losses .......          2,791          2,207          7,539          6,388
                                                                   -------        -------        -------        -------
Noninterest income:
    Service charges on deposit accounts ...................            358            198            926            586
    Loan servicing fees ...................................              7             12             27             36
    Net gains from sale of loans ..........................             --             --             --              6
    Net realized gains (losses) on sale of securities .....            138             --            251           (124)
    Other .................................................            138             67            492            260
                                                                   -------        -------        -------        -------
          Total noninterest income ........................            641            277          1,696            764
                                                                   -------        -------        -------        -------
Noninterest expenses:
    Salaries and employee benefits ........................          1,378            915          3,772          2,828
    Occupancy expense .....................................            570            302          1,310            874
    Advertising and promotion .............................             98             42            279            179
    Professional fees .....................................             37             60            170            166
    Data processing .......................................            146            100            405            302
    Amortization of intangible asset ......................             61             --            108             --
    Other .................................................            459            364          1,281          1,034
                                                                   -------        -------        -------        -------
          Total noninterest expenses ......................          2,749          1,783          7,325          5,383
                                                                   -------        -------        -------        -------
          Earnings before income taxes and extraordinary
             item .........................................            683            701          1,910          1,769

Income taxes ..............................................            236            232            647            590
                                                                   -------        -------        -------        -------

          Earnings before extraordinary item ..............            447            469          1,263          1,179

Extraordinary item - gain on extinguishment of debt, net of
    taxes of $47 ..........................................             --             --             --             78
                                                                   -------        -------        -------        -------
          Net earnings ....................................        $   447            469          1,263          1,257
                                                                   =======        =======        =======        =======
                                                                                                        (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  (Dollars in thousands, except share amounts)

                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                          September 30,
                                                            ------------------------------          ----------------------------
                                                               2001               2000                 2001              2000
                                                            ----------          ----------          ----------         ---------
                                                                        (Unaudited)                            (Unaudited)
Earnings per share, basic:
    Earnings before extraordinary item .................           .22                 .23                 .62               .58

    Extraordinary gain from extinguishment of debt                  --                  --                  --               .04
                                                            ----------          ----------          ----------         ---------

          Net earnings per share, basic ................    $      .22                 .23                 .62               .62
                                                            ==========          ==========          ==========         =========

Earnings per share, diluted:
    Earnings before extraordinary item .................           .21                 .23                 .61               .58

    Extraordinary gain from extinguishment of debt                  --                  --                  --               .04
                                                            ----------          ----------          ----------         ---------

          Net earnings per share, diluted ..............    $      .21                 .23                 .61               .62
                                                            ==========          ==========          ==========         =========

Weighted-average shares outstanding for basic ..........     2,039,987           2,022,637           2,034,581         2,018,585
                                                            ==========          ==========          ==========         =========

Weighted-average shares outstanding for diluted ........     2,076,512           2,022,929           2,060,248         2,018,585
                                                            ==========          ==========          ==========         =========

Dividends per share ....................................    $      .05                 .05                 .15               .15
                                                            ==========          ==========          ==========         =========

















      See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                      Nine Months Ended September 30, 2001
                                 (In thousands)

                                                                                                       Accumulated
                                                                                                          Other
                                                                                                         Compre-
                                                       Additional       Stock                             hensive      Total
                                               Common    Paid-In      Incentive  Treasury    Retained     Income   Stockholders'
                                               Stock     Capital         Plan      Stock     Earnings     (Loss)       Equity
                                              ------- --------------- ---------   --------   --------   ----------  ------------
Balance at December 31, 2000 .............    $    23     23,835         (29)     (3,000)      6,274        (373)     26,730
                                                                                                                     -------

Comprehensive income:
     Net earnings (unaudited) ............         --         --          --          --       1,263          --       1,263

     Net change in unrealized loss on
         securities available for sale,
         net of taxes (unaudited) ........         --         --          --          --          --         879         879
                                                                                                                     -------

Comprehensive income (unaudited) .........                                                                             2,142
                                                                                                                     -------

Shares issued in stock incentive plan
     (unaudited) .........................         --         91         (91)         --          --          --          --

Shares committed to participants
     in stock incentive plan (unaudited) .         --         --          22          --          --          --          22

Committed shares cancelled in stock
     incentive plan (unaudited) ..........         --         (4)          4          --          --          --          --

Cash dividends paid (unaudited) ..........         --         --          --          --        (305)         --        (305)

Exercise of employee stock options
     (unaudited) .........................         --         38          --          --          --          --          38

Issuance of common stock to directors
     as compensation (unaudited) .........         --         96          --          --          --          --          96
                                              -------    -------      ------     -------      ------      ------     -------

Balance at September 30, 2001
     (unaudited) .........................    $    23     24,056         (94)     (3,000)      7,232         506      28,723
                                              =======    =======      ======     =======      ======      ======     =======





     See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                        -----------------------
                                                                          2001           2000
                                                                        --------       --------
                                                                                (Unaudited)
Cash flows from operating activities:
 Net earnings ....................................................      $  1,263          1,257
 Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provision for loan losses ....................................           585            505
    Depreciation .................................................           392            325
    Net amortization of fees, premiums, discounts and other ......           152              2
    Shares committed to participants in incentive stock plan .....            22             10
    Common stock issued as compensation for services .............            96             92
    (Gain) loss on sale of securities ............................          (251)           124
    Gain on sale of loans ........................................            --             (6)
    Net originations of loans held for sale ......................            --         (7,091)
    Proceeds from sale of loans held for sale ....................            --          9,065
    Increase in other assets .....................................        (1,342)           (30)
    Increase in accrued interest receivable ......................          (236)          (586)
    Increase in official checks ..................................            47            466
    Increase in accrued interest payable .........................            22            271
    Increase in other liabilities ................................           376            247
                                                                        --------       --------

        Net cash provided by operating activities ................         1,126          4,651
                                                                        --------       --------

Cash flows from investing activities:
 Purchases of securities available for sale ......................       (71,886)       (14,576)
 Proceeds from sale of securities available for sale .............        34,249          4,963
 Principal repayments on securities available for sale ...........         2,029            828
 Maturities and calls of securities available for sale ...........        41,330          2,025
 Net increase in loans ...........................................       (37,771)       (21,042)
 Proceeds from sale of foreclosed real estate ....................            --            257
 Net increase in other securities ................................           (68)          (602)
 Purchase of premises and equipment, net .........................          (682)          (428)
 Increase in intangible asset, branch acquisition ................        (3,630)            --
                                                                        --------       --------

        Net cash used in investing activities ....................       (36,429)       (28,575)
                                                                        --------       --------

Cash flows from financing activities:
 Net increase in deposits ........................................        38,475         17,307
 Net increase in advances from Federal Home Loan Bank ............            --          9,940
 Net increase in other borrowings ................................        17,256          6,700
 Increase in advance payments by borrowers for taxes and insurance           908            723
 Cash dividends paid on common stock .............................          (305)          (303)
 Exercise of employee stock options ..............................            38             --
                                                                        --------       --------

        Net cash provided by financing activities ................        56,372         34,367
                                                                        --------       --------

Net increase in cash and cash equivalents ........................        21,069         10,443

Cash and cash equivalents at beginning of period .................         7,616          6,909
                                                                        --------       --------

Cash and cash equivalents at end of period .......................      $ 28,685         17,352
                                                                        ========       ========

                                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                                 2001        2000
                                                                                               --------    --------
                                                                                                     (Unaudited)
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest ............................................................................      $  8,099       6,451
                                                                                               ========    ========
    Income taxes ........................................................................      $  1,601         653
                                                                                               ========    ========

 Noncash transactions:
    Reclassification of loans to foreclosed real estate .................................      $     29          --
                                                                                               ========    ========

    Accumulated other comprehensive income (loss), net change in unrealized
        loss on securities available for sale, net of tax ...............................      $    879         153
                                                                                               ========    ========

    Transfer of loans to loans held for sale............................................       $     --       6,736
                                                                                               ========    ========

    Activity in stock incentive plan ....................................................      $    (65)         15
                                                                                               ========    ========

    Acquisition of branches:
        Fair value of premises and equipment acquired ...................................      $    404          --
                                                                                               ========    ========

        Fair value of loans acquired ....................................................      $ 32,912          --
                                                                                               ========    ========

        Fair value of deposits assumed ..................................................      $ 33,316          --
                                                                                               ========    ========











     See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Notes to Condensed Consolidated Financial Statements (unaudited)


1. General. In the opinion of the management of Pointe Financial Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2001, the results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine-month periods ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

        Pointe Financial Corporation (the "Holding Company") is a Financial Holding Company. The Holding Company's principal business is conducted through Pointe Bank (the "Bank"), a state-chartered commercial bank. The Holding Company and the Bank are collectively referred to as the "Company." The Bank provides a variety of community banking services to small and middle-market business and individuals through its ten banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida.

        On April 20, 2001, the Company purchased four branch offices in Miami-Dade County from another financial institution. The branches had a combined deposit base of approximately $55.0 million. The Company also acquired in this transaction consumer loans of approximately $7.5 million and $25.1 million of participation interests in existing commercial real estate loans in the seller's portfolio. The fair value of the liabilities assumed exceeded the fair value of the assets acquired by $3.6 million. The unidentifiable intangible asset resulting from this transaction is being amortized on a straight line basis over a useful life of fifteen years.

2. Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                  September 30,
                                                                  ---------------------          ---------------------
                                                                    2001          2000            2001          2000
                                                                  -------        ------          ------        ------
            Balance at beginning of period....................    $ 2,155         1,597           1,792         1,331
            Provision charged to earnings.....................        225           175             585           505
            Allowance on loans received in
                acquisition of branches.......................         --            --             465            --
            (Charge-offs), net of recoveries..................        (67)           (1)           (529)          (65)
                                                                  -------        ------          ------        ------

            Balance at end of period..........................    $ 2,313         1,771           2,313         1,771
                                                                  =======        ======          ======        ======

        The following summarizes the amount of impaired loans (in thousands):

                                                                                                           At
                                                                                              --------------------------
                                                                                              September 30,  December 31,
                                                                                              -------------  -----------
                                                                                                  2001          2000
                                                                                                 ------        ------
            Loans identified as impaired:
                Gross loans with related allowance for losses recorded..................         $   --           150
                Less allowance on these loans...........................................             --           (75)
                                                                                                 ------        ------

            Net investment in impaired loans............................................         $   --            75
                                                                                                 =======       ======

                                                                                                           (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

2. Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                        Three Months Ended          Nine Months Ended
                                                                        September 30,              September 30,
                                                                   -----------------------     ----------------------
                                                                        2001         2000          2001          2000
                                                                        ----         ----          ----         -----
            Average investment in impaired loans...................  $   --            75            49           120
                                                                     ======          ====          ====         =====
            Interest income recognized on impaired
                loans..............................................  $   --            --            --            --
                                                                     ======          ====          ====         =====
            Interest income received on impaired
                loans..............................................  $   --            --            --            --
                                                                     ======          ====          ====         =====

3. Earnings Per Share. Earnings per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. The following table presents the calculations of earnings per share ($ in thousands, except per share amounts).

                                                                       Three Months Ended September 30,
                                             --------------------------------------------------------------------------------
                                                             2001                                      2000
                                             --------------------------------------   ---------------------------------------
                                                           Weighted-                                 Weighted-
                                                            Average                                   Average
                                              Earnings       Shares        Per Share    Earnings       Shares        Per Share
                                             (Numerator)  (Denominator)      Amount   (Numerator)   (Denominator)     Amount
                                             ----------   -------------    ---------  -----------   -------------    --------
Basic Earnings Per Share:
    Net earnings available
      to common stockholders .............    $   447       2,039,987       $   .22       $469       2,022,637       $   .23
                                                                            =======                                  =======

Effect of dilutive
  securities-
    Incremental shares
      from assumed exercise
      of options utilizing the
      treasury stock method ..............                     36,525                                      292
                                                             --------                                ---------

Diluted Earnings Per Share:
    Net earnings available
      to common stockholders
      and assumed conversions ............     $   447       2,076,512       $   .21       $469       2,022,929       $   .23
                                               =======       =========       =======       ====       =========       =======

                                                                                                        (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

3.  Earnings Per Share, Continued.

                                                                        Nine Months Ended September 30,
                                             --------------------------------------------------------------------------------
                                                             2001                                      2000
                                             --------------------------------------   ---------------------------------------
                                                           Weighted-                                 Weighted-
                                                            Average                                   Average
                                              Earnings       Shares        Per Share    Earnings       Shares        Per Share
                                             (Numerator)  (Denominator)      Amount   (Numerator)   (Denominator)     Amount
                                             ----------   -------------    ---------  -----------   -------------    --------

    Basic Earnings Per Share:
        Net earnings available
          to common stockholders.........     $ 1,263       2,034,581       $ .62         $ 1,257    2,018,585       $ .62
                                                                            =====                                    =====

    Effect of dilutive
      securities-
        Incremental shares
          from assumed exercise
          of options utilizing
          the treasury stock
          method.........................                      25,667                                       --
                                                            ---------                                ---------

    Diluted Earnings Per Share:
        Net earnings available
          to common stockholders
          and assumed conversions........     $ 1,263       2,060,248       $ .61         $ 1,257    2,018,585       $ .62
                                              =======       =========       =====         =======    =========       =====

4. Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2001 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                                    Regulatory
                                                                                                      Actual        Requirement
                                                                                                      ------        -----------
        Total capital to risk-weighted assets..................................................        10.91%          8.00%
        Tier I capital to risk-weighted assets.................................................         9.88%          4.00%
        Tier I capital to total assets - leverage ratio........................................         7.00%          4.00%

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2001, and for the three and nine-month periods ended September 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Pointe Financial Corporation and subsidiaries (the "Company") as of September 30, 2001, the related condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2001 and 2000, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000 and the related condensed consolidated statement of changes in stockholders' equity for the nine-month period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 19, 2001

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

    Item 2. Management's Discussion and Analysis of Financial Condition and
                              Results of Operations

             Comparison of September 30, 2001 and December 31, 2000


Liquidity and Capital Resources
 The Company's primary source of cash during the nine months ended September 30, 2001 was from net deposit inflows of $38.5 million, an increase in other borrowings of $17.3 million, proceeds from the sale, maturity and call of securities available for sale of $75.6 million and cash flows from operating activities of $1.1 million. Cash was used primarily for net loans originated and acquired totaling $37.8 million and the purchase of securities totaling $71.9 million. At September 30, 2001, the Company had outstanding commitments to originate loans of $6.8 million and time deposits of $99.9 million which mature in one year or less. It is expected that these requirements will be funded from the sources described above. At September 30, 2001, the Bank exceeded its regulatory liquidity requirements.

 The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                     Nine Months                        Nine Months
                                                                        Ended         Year Ended           Ended
                                                                     September 30,    December 31,      September 30,
                                                                         2001            2000               2000
                                                                    --------------    ------------      -------------
        Average equity as a percentage
           of average assets.....................................        9.35%           10.73%           10.79%

        Equity to total assets at end of period..................        8.53%           10.93%           10.30%

        Return on average assets (1).............................         .58%             .73%             .73%

        Return on average equity (1).............................        6.16%            6.84%            6.75%

        Noninterest expense to average assets (1)................        3.34%            3.07%            3.12%

        Nonperforming loans and foreclosed real
           estate to total assets at end of period...............         .38%             .63%             .57%

----------------
(1)  Annualized for the nine months ended September 30, 2001 and 2000.

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

                                                                      Three Months Ended September 30,
                                                    ----------------------------------------------------------------
                                                                   2001                             2000
                                                    ---------------------------------   ----------------------------
                                                                 Interest     Average             Interest    Average
                                                     Average       and        Yield/    Average     and       Yield/
                                                     Balance     Dividends     Rate     Balance   Dividends    Rate
                                                    ---------    ---------    -------   -------   ---------   ------
                                                                            ($ in Thousands)
Interest-earning assets:
   Loans..........................................  $ 234,906       4,890      8.33%   $ 168,748     3,915     9.28%
   Securities.....................................     58,661         805      5.49       55,795       855     6.13
   Other interest-earning assets (1)..............      7,947          67      3.37        2,561        43     6.72
                                                    ---------     -------              ---------   -------

       Total interest-earning assets..............    301,514       5,762      7.64      227,104     4,813     8.48
                                                                  -------                          -------

   Noninterest-earning assets (2).................     20,077                             10,371
                                                    ---------                          ---------

       Total assets...............................  $ 321,591                          $ 237,475
                                                    =========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits.......................     15,908          38       .96       13,044        49     1.50
   Money-market deposits..........................     53,738         419      3.12       36,228       392     4.33
   Time deposits..................................    113,523       1,433      5.05       82,637     1,202     5.82
   Other borrowings (3)...........................     67,678         856      5.06       50,065       788     6.30
                                                    ---------     -------              ---------   -------

       Total interest-bearing liabilities.........    250,847       2,746      4.38      181,974     2,431     5.34
                                                                  -------                          -------

   Demand deposits................................     38,138                             26,356
   Noninterest-bearing liabilities................      4,853                              3,738
   Stockholders' equity...........................     27,753                             25,407
                                                    ---------                          ---------

       Total liabilities and stockholders' equity.  $ 321,591                          $ 237,475
                                                    =========                          =========

Net interest income...............................                $ 3,016                          $ 2,382
                                                                  =======                          =======

Interest-rate spread (4)..........................                             3.26%                           3.14%
                                                                               ====                            ====

Net interest margin (5)...........................                             4.00%                           4.20%
                                                                               ====                            ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities...........       1.19                               1.25
                                                    =========                          =========

----------------
(1)   Includes interest-bearing deposits and federal funds sold.
(2)   Includes nonaccrual loans.
(3) Includes advances from Federal Home Loan Bank, investment repurchase agreements and federal funds purchased.
(4) Interest-rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5) Net interest margin is net interest income divided by average interest-earning assets.

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

                                                                      Nine Months Ended September 30,
                                                                 2001                              2000
                                                      -----------------------------      --------------------------
                                                               Interest     Average             Interest    Average
                                                      Average    and         Yield/      Average   and       Yield/
                                                      Balance   Dividends    Rate        Balance Dividends   Rate
                                                      -------   ---------   -------      ------- ---------  -------
                                                                             ($ in Thousands)
Interest-earning assets:
   Loans..........................................  $ 206,902      13,360      8.61%   $ 160,856    10,914    9.05%
   Securities.....................................     61,183       2,633      5.74       55,297     2,531    6.10
   Other interest-earning assets (1)..............      7,594         252      4.42        3,605       170    6.29
                                                    ---------    --------              ---------  --------

       Total interest-earning assets..............    275,679      16,245      7.86      219,758    13,615    8.26
                                                                 --------                         --------

   Noninterest-earning assets (2).................     17,058                             10,535
                                                    ---------                          ---------

       Total assets...............................  $ 292,737                          $ 230,293
                                                    =========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits.......................     14,832         131      1.18       13,057       145    1.48
   Money-market deposits..........................     46,416       1,218      3.50       37,762     1,196    4.22
   Time deposits..................................    104,505       4,294      5.48       78,853     3,286    5.56
   Other borrowings (3)...........................     61,005       2,478      5.42       47,645     2,095    5.86
                                                    ---------    --------              ---------  --------

       Total interest-bearing liabilities.........    226,758       8,121      4.78      177,317     6,722    5.05
                                                                 --------                         --------

   Demand deposits................................     34,504                             24,640
   Noninterest-bearing liabilities................      4,118                              3,495
   Stockholders' equity...........................     27,357                             24,841
                                                    ---------                          ---------

       Total liabilities and stockholders' equity.  $ 292,737                          $ 230,293
                                                    =========                          =========

Net interest income...............................               $  8,124                         $  6,893
                                                                 ========                         ========

Interest-rate spread (4)..........................                             3.08%                          3.21%
                                                                               ====                           ====

Net interest margin (5)...........................                             3.93%                          4.18%
                                                                               ====                           ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities...........       1.22                               1.24
                                                         ====                          =========

----------------
(1)   Includes interest-bearing deposits and federal funds sold.
(2)   Includes nonaccrual loans.
(3) Includes advances from Federal Home Loan Bank, investment repurchase agreements and federal funds purchased.
(4) Interest-rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5) Net interest margin is net interest income divided by average interest-earning assets.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        Comparison of the Three Months Ended September 30, 2001 and 2000


   General. Net earnings for the three months ended September 30, 2001 were $447,000 or $.22 basic and $.21 diluted earnings per share compared to net earnings of $469,000 or $.23 basic and diluted earnings per share for the three months ended September 30, 2000. The decrease in the Company's net earnings was primarily due to an increase in noninterest expense, partially offset by an increase in net interest income and noninterest income.

   Interest Income and Expense. Interest income increased by $949,000 or 19.7%
      from $4.8 million for the three months ended September 30, 2000 to $5.8 million for the three months ended September 30, 2001. Interest income on loans increased $975,000 or 24.9% primarily due to an increase of 39.2% in the average loan portfolio balance from $168.7 million for the three months ended September 30, 2000 to $234.9 million for the comparable period in 2001, partially offset by a decrease in the yield earned from 9.28% during 2000 to 8.33% during the 2001 period. Interest income on securities decreased $50,000 or 5.8% primarily due to a decrease in the yield earned from 6.13% in 2000 to 5.49% in 2001, partially offset by an increase in the average securities portfolio balance of $2.9 million.

      Interest expense on deposit accounts increased $247,000 or 15.0% to $1.9 million for the three months ended September 30, 2001 from $1.6 million for the three months ended September 30, 2000. Interest expense on deposits increased due to an increase in the average balance from $131.9 million in 2000 to $183.2 million in 2001, partially offset by a decrease in the weighted-average rate paid from 4.98% for the three months ended September 30, 2000 to 4.13% for the comparable period in 2001.

      Interest expense on other borrowings increased $68,000 to $856,000 for the three months ended September 30, 2001 from $788,000 for the three months ended September 30, 2000. Interest expense on other borrowings increased due to an increase of $17.6 million in the average balance, partially offset by a decrease in the weighted-average rate paid for the three months ended September 30, 2001 compared to the same period in 2000.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $225,000 for the three months ended September 30, 2001 compared to $175,000 for the comparable period in 2000. Management believes the balance in the allowance for loan losses of $2.3 million at September 30, 2001 is adequate.

   Noninterest Income. Noninterest income increased $364,000 primarily due to an increase of $138,000 in realized gains on the sales of securities available for sale and an increase of $160,000 in service charges on deposit accounts for the three months ended September 30, 2001 when compared to the same period in 2000.

   Noninterest Expenses. Noninterest expenses increased $966,000 for the three months ended September 30, 2001 compared to the same period in 2000 primarily due to increases in salaries and employee benefits of $463,000, occupancy expense of $268,000, advertising and promotion of $56,000, data processing expense of $46,000 and amortization of an intangible asset of $61,000 which relates to the Company's overall expansion plans.

   Provision for Income Taxes. The income tax provision for the three months ended September 30, 2001 was $236,000 (an effective rate of 34.6%) compared to $232,000 (an effective rate of 33.1%) for the comparable 2000 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

         Comparison of the Nine Months Ended September 30, 2001 and 2000


   General. Net earnings for the nine months ended September 30, 2001 were $1.3 million or $.62 basic and $.61 diluted earnings per share compared to net earnings of $1.2 million or $.62 basic and diluted earnings per share for the nine months ended September 30, 2000. The increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income, partially offset by an increase in noninterest expenses.

   Interest Income and Expense. Interest income increased by $2.6 million or 19.3% from $13.6 million for the nine months ended September 30, 2000 to $16.2 million for the nine months ended September 30, 2001. Interest income on loans increased $2.4 million or 22.4% primarily due to an increase of 28.6% in the average loan portfolio balance from $160.9 million for the nine months ended September 30, 2000 to $206.9 million for the comparable period in 2001, partially offset by a decrease in the yield earned from 9.05% during 2000 to 8.61% during the 2001 period. Interest income on securities increased $102,000 or 4.0% primarily due to an increase in the average securities portfolio balance of $5.9 million, partially offset by a decrease in the yield earned from 6.10% in 2000 to 5.74% in 2001.

      Interest expense on deposit accounts increased $1.0 million or 22.0% to $5.6 million for the nine months ended September 30, 2001 from $4.6 million for the nine months ended September 30, 2000. Interest expense on deposits increased due to an increase in the average balance from $129.7 million in 2000 to $165.8 million in 2001 partially offset by a decrease in the weighted-average rate paid from 4.76% for the nine months ended September 30, 2000 to 4.54% for the comparable period in 2001.

      Interest expense on other borrowings increased $383,000 to $2.5 million for the nine months ended September 30, 2001 from $2.1 million for the nine months ended September 30, 2000. Interest expense on other borrowings increased primarily due to an increase of $13.4 million in the average balance for the nine months ended September 30, 2001 compared to the same period in 2000.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $585,000 for the nine months ended September 30, 2001 compared to $505,000 for the comparable period in 2000. Management believes the balance in the allowance for loan losses of $2.3 million at September 30, 2001 is adequate.

   Noninterest Income. Noninterest income increased $932,000 primarily due to an increase of $375,000 in realized gains on the sales of securities available for sale and an increase of $340,000 in service charges on deposit accounts for the nine months ended September 30, 2001 when compared to the same period in 2000.

   Noninterest Expenses. Noninterest expenses increased $1.9 million for the nine months ended September 30, 2001 compared to the same period in 2000 primarily due to increases in salaries and employee benefits of $944,000, occupancy expense of $436,000, advertising and promotion of $100,000, data processing expense of $103,000 and amortization of an intangible asset of $108,000 which relates to the Company's overall expansion plans.

   Provision for Income Taxes. The income tax provision for the nine months ended September 30, 2001 was $647,000 (an effective rate of 33.9%) compared to $590,000 (an effective rate of 33.4%) for the comparable 2000 period.

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

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

----------------
* Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

**  Exhibits 10.1, 10.2, 10.11 and 10.12 are compensatory plans or arrangements.

*** Contracts with Management.

(b) Reports on Form 8-K

    The Company did not file any Form 8-K's during the three months ended September 30, 2001.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES




                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              POINTE FINANCIAL CORPORATION
                                                      (Registrant)





Date:  November 8, 2001                       By: /s/ R. Carl Palmer, Jr.
      -------------------------                   -----------------------------
                                                  R. Carl Palmer, Jr., Chairman,
                                                  President and Chief Executive
                                                  Officer



Date:  November 8, 2001                       By: /s/ Bradley R. Meredit
      -------------------------                   -----------------------------
                                                  Bradley R. Meredith, Senior
                                                  Vice President and Chief
                                                  Financial Officer