Form 10-K405
period 2001-12-31
POINTE FINANCIAL CORP
filed 2002-03-22
CIK 917331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2001

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       [X]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average bid and asked prices as quoted on the NASDAQ Stock Market on March 13, 2002, was $19,632,208.

         The Registrant had 2,083,009 shares of Common Stock outstanding on March 13, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

         * Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.

                                      INDEX

PART I                                                                                       Page
                                                                                             ----
Item 1.  Description of Business

                           Business....................................................       1-2
                           Investment Banking Joint Venture............................         2
                           Market Area and Competition.................................       2-3
                           Market Risk.................................................         3
                           Employees...................................................         3
                           Forward-Looking Statements..................................         3

Item 2.  Properties....................................................................       4-5

Item 3.  Legal Proceedings.............................................................         5

Item 4.  Submission of Matters to a Vote of Security Holders...........................         5


PART II

Item 5.  Market for Registrant's Common Equity and Related
                           Stockholder Matters.........................................         6

Item 6.  Selected Financial Data.......................................................       7-8

Item 7.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations...................................      9-26

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.....................        26

Item 8.  Financial Statements and Supplementary Data ..................................        26

Item 9.  Change In and Disagreements with Accountants on
                           Accounting and Financial Disclosure.........................        27


PART III

Item 10. Directors and Executive Officers of the Registrant............................        28

Item 11. Executive Compensation........................................................        28

Item 12. Security Ownership of Certain Beneficial Owners and Management................        28

Item 13. Certain Relationships and Related Transactions................................        28


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...............     29-30

Supplemental Information...............................................................        30

SIGNATURES.............................................................................        31

                                     PART I

Item 1. Description of Business

Business

         Pointe Financial Corporation, a Florida corporation, is a bank holding company headquartered in Boca Raton. Pointe Financial Corporation's ("Pointe" or the "Company") fundamental business consists of operating its commercial bank subsidiary, Pointe Bank ("the Bank"), a Florida state chartered commercial bank. At December 31, 2001, the Company has total assets of $333.395 million and stockholders equity of $28.547 million.

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

         The Company filed a declaration with the Federal Reserve Bank to become a financial holding company under the Modernization Act. The Board of Governors of the Federal Reserve System advised Pointe Financial that its election to become a financial holding company was effective on March 13, 2000. The Company elected to relinquish the financial holding company status early in 2002. The Company believes that the relinquishment of this status would not have any effect on its business plan.

         The Company was incorporated under the laws of the State of Florida on September 29, 1993 for the dual purpose of serving as a holding company for Pointe Federal Savings Bank, a federally chartered thrift (the "Thrift"), and to facilitate the acquisition of the Bank, then known as Flamingo Bank, in mid-1994. Both the Bank and the Thrift were established in the mid-1980's. The Thrift, headquartered in Boca Raton, had been a mortgage banking thrift highly focused on residential mortgage lending. The Bank had focused on small business commercial lending, with emphasis on originating Small Business Administration ("SBA") guaranteed loans. After the acquisition of the Bank in mid-1994, the Company had been both a bank holding company (subject to regulation by the FRB and a thrift holding company (subject to regulation by the Office of Thrift Supervision (the "OTS")). This was a very complex regulatory environment for the Company. The Company streamlined its operations through the merger in April 1997 of the Thrift into the Bank. As a result of the merger of the Thrift into the Bank, the Company is no longer subject to regulation by the OTS, thus the merger allowed the Company to alleviate some of its regulatory burdens without negatively impacting its ability to service its customers. On June 12, 1998 the Company completed an initial public offering issuing 869,565 shares of its common stock. The proceeds totaled $12.076 million of which $6.000 million was invested in the Bank; the remainder was retained by the Company for general corporate purposes. Following its business plan, in 1999 the Bank opened two branches in Palm Beach County. In 2001, the Bank opened one de novo branch in Broward County and acquired four branches in Miami-Dade County from Republic Bancshares, Inc. of St. Petersburg, Florida.

         The Company's principal business, conducted through the Bank, is making commercial, consumer and real estate loans. Attracting deposits from the general public, along with utilizing Federal Home Loan Bank advances and other borrowings, are the primary sources of funds used to make these loans, and to a lesser extent, purchase security investments. The Bank conducts business through its ten full service facilities located in Palm Beach, Broward and Miami-Dade counties. The Company derives revenues principally from interest income earned on loans and securities, fee income associated with loans serviced and originated, service charges on depository accounts, and the sale of assets designated as available for sale.

Investment Banking Joint Venture

         In July, 2000, the Company formed Pointe Capital, LLC an Investment Banking Joint Venture with First Integrated Capital. Pointe Capital offers Investment Banking services to customers who are overlooked by larger investment banking firms. During 2001, Pointe Capital became a broker-dealer registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers. During the years ended December 31, 2001 and 2000, the Company recognized losses of $149,000 and earnings of $2,000 respectively, relating to its investment in the Joint Venture.

Market Area and Competition

         The financial services industry in which the Company operates is highly competitive. The Bank competes with national and state banks, savings and loan associations and credit unions for loans and deposits. In addition, the Bank competes with other providers of financial services, from both inside and outside Florida, including finance companies, institutional buyers of commercial paper, money market funds, brokerage firms, investment companies, insurance companies, insurance agencies and governmental agencies. These competitors are actively engaged in marketing various types of loans, commercial paper, short-term obligations, investments, insurance and other products and services. The Company anticipates that the intensity of competition among financial institutions will be increased with the provisions in the Modernization Act. The Modernization Act permits banks, securities firms, and insurance companies to affiliate which could then serve their customers' varied financial needs through a single corporate structure. The Company has become a financial holding company in order to take advantage of the opportunities afforded under the Modernization Act.

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

Employees

         As of December 31, 2001, the Company employed 116 employees of which 111 were full-time and 5 part-time, including 3 executive officers. The Company's employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be good. The Company provides employees with benefits customary in the banking industry, which include major medical insurance, group term life insurance, dental insurance, long term disability insurance, a 401(k) plan, and vacation and sick leave.

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

Item 2.  Properties

         The Bank conducts its business through its main office and nine branch offices. The following table sets forth certain information regarding the Bank's office properties:

                                                                                              Book Value
                                                                                             Of Leasehold
                                                                                             Improvements
                                   Date                                   Book               and Furniture
                                 Acquired/       Lease Expiration     Value of Land           Fixtures and
                                  Leased              and            and Building at          Equipment at         Square
Location                     December 31, 2001    Renewal Terms     December 31, 2001       December 31, 2001      Footage
--------                     -----------------    -------------     -----------------       -----------------      --------
                                                                   (Dollars in thousands)
Main Office (1)
21845 Powerline Road                               08/31/2002
Boca Raton, Florida 33433          1992         1 - 5 year period        $    --                 $510              18,929

Pembroke Pines (1)
One S.W. 129th Avenue                              02/28/2006
Pembroke Pines, Florida   33027    1994                -                      --                  107               4,659

Aventura (1) (2)
20495 Biscayne Boulevard                          09/30/2008
Aventura, Florida 33180            2001         3-10 year periods             --                   23               3,200

Aventura (1) (2)
2690 N.E. 203rd Street                            07/31/02
Aventura, FL  33180                2000              --                       --                    4               3,050

Boca Raton
19645 State Road 7
Boca Raton, Florida 33498          1998              --                      528                   90               3,200

Ocean Ridge (1)
5112 N. Ocean Boulevard                           05/31/2004
Ocean Ridge, Florida 33435         1999         1 - 5 year period             --                   85               2,500

Coral Springs
4697 North State Road 7
Coral Springs, Florida  33067      1999              --                    1,303                  186               3,000

Coral Gables (1)
2222 Ponce de Leon Boulevard                      05/07/2008
Coral Gables, FL  33134            2001         2-5 year periods              --                  181              11,801

South Miami (1)
8211 South  Dixie Highway                         02/28/2003
Miami, FL  33143                   2001         1-5 year period               --                   84               1,946

Doral (1)
9785 N.W. 41st Street                             04/30/2003
Miami, FL  33178                   2001              --                       --                  140               3,944

Airpark (1)
720 N.W. 57th Avenue                              10/31/2009
Miami,  FL  33126                  2001         1-10 year period              --                  186               3,250


Future Branch Location:

South Beach (3)
500 South Pointe Drive
Miami Beach, FL  33139             2002              --                       --                   38               2,320

(1)      Leased branch office.

(2) During the month of December, 2001, the Company relocated its Aventura office to its new location on Biscayne Boulevard. The lease at the 203rd Street location expires in July 2002.

(3) During 2001, the Company committed to lease a branch facility in the City of Miami Beach. The office is expected to be opened in the third quarter of 2002.

         The Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 2001, such equipment had a net book value of $486,049, included above.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2001, through the solicitation of proxies or otherwise.

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

                                                                      Year Ended
                                                   ----------------------------------------------------
                                                   December 31, 2001                  December 31, 2000
                                                   ----------------------------------------------------
                                                   High          Low                 High           Low
                                                   ----          ---                 ----           ---

          Quarter ended March 31               $  12.000         8.625            $  9.500         8.000
          Quarter ended June 30                   12.200        10.000               9.375         8.750
          Quarter ended September 30              12.490        11.000               9.500         8.438
          Quarter ended December 31               12.000        10.750              10.000         8.000

         Currently the Company has nine market makers in its common stock:

          Keefe, Bruyette & Woods, Inc.          Wedbush Morgan Securities, Inc.
          Advest, Inc.                           Ryan Beck & Co., Inc.
          Spear, Leeds & Kellogg                 McConnell Budd & Downes
          Knight Securities, L.P.                REDIBook ECN LLC
          Instinet Corporation

         As of December 31, 2001 there were 2,048,295 common shares issued and outstanding held by approximately 131 shareholders of record and 351 beneficial shareholders, not including persons or entities where stock is held in nominee or "street" name through various brokerage firms or banks.

         The following table sets forth cash dividends paid during the years ended 2001 and 2000.
                      2001                                  2000
          ----------------------------          ---------------------------
          Quarter Ended       Dividend          Quarter Ended     Dividend
          ----------------------------          ---------------------------
          March 31            $  .05            March 31          $  .05
          June 30             $  .05            June 30           $  .05
          September 30        $  .05            September 30      $  .05
          December 31         $  .05            December 31       $  .05


         Future payments of dividends are subject to determination and declaration by the Board of Directors. See Note 17 to the Audited Consolidated Financial Statements for discussion of restrictions on dividend payments.

Item 6. Selected Financial Data

                             SELECTED FINANCIAL DATA
                (Dollars in thousands, except per share figures)

                                                                                           At December 31,
                                                                --------------------------------------------------------------------
                                                                  2001           2000           1999           1998           1997
                                                                --------       --------       --------       --------       --------
Cash and cash equivalents ...............................       $ 40,655          7,616          6,909          3,471          2,575
Securities ..............................................         57,612         56,631         48,389         52,989         32,079
Loans ...................................................        223,379        173,129        150,852        128,005        105,653
Loans held for sale .....................................            446            719          2,696            617          4,443
All other assets ........................................         11,303          6,413          4,810          4,193          3,090
                                                                --------       --------       --------       --------       --------

    Total assets ........................................       $333,395        244,508        213,656        189,275        147,840
                                                                ========       ========       ========       ========       ========

Deposits ................................................       $225,825        161,136        146,176        141,212        124,995
Other borrowings ........................................         75,094         53,067         40,454         18,446          6,191
All other liabilities ...................................          3,929          3,575          2,443          2,582          2,809
Stockholders' equity ....................................         28,547         26,730         24,583         27,035         13,845
                                                                --------       --------       --------       --------       --------

    Total liabilities and stockholders' equity ..........       $333,395        244,508        213,656        189,275        147,840
                                                                ========       ========       ========       ========       ========


                                                                                       Year Ended December 31,
                                                                --------------------------------------------------------------------
                                                                  2001           2000           1999           1998           1997
                                                                --------       --------       --------       --------       --------

Total interest income ...................................       $ 21,707         18,545         15,044         13,113         11,932
Total interest expense ..................................         10,453          9,305          6,904          6,498          6,329
                                                                --------       --------       --------       --------       --------

Net interest income .....................................         11,254          9,240          8,140          6,615          5,603
Provision for loan losses ...............................          1,296            685            610            950             80
                                                                --------       --------       --------       --------       --------

Net interest income after provision
    for loan losses .....................................          9,958          8,555          7,530          5,665          5,523
Noninterest income ......................................          2,714          1,092          1,131          1,650          1,412
Noninterest expense .....................................         10,190          7,185          6,720          5,631          5,471
                                                                --------       --------       --------       --------       --------
Earnings before income taxes ............................          2,482          2,462          1,941          1,684          1,464

Income taxes ............................................            814            821            718            631            550

Extraordinary item (1) ..................................             --             78             --             --             --
                                                                --------       --------       --------       --------       --------

Net earnings ............................................       $  1,668          1,719          1,223          1,053            914
                                                                ========       ========       ========       ========       ========

Earnings per common share - basic (2) ...................       $    .82            .85            .56            .56            .68
                                                                ========       ========       ========       ========       ========

Earnings per common share - diluted (2) .................       $    .81            .85            .56            .55            .62
                                                                ========       ========       ========       ========       ========

                (Dollars in thousands, except per share figures)

                                                                                          At or For the
                                                                                       Year Ended December 31,
                                                             --------------------------------------------------------------------
                                                             2001            2000            1999            1998            1997
                                                             ----            ----            ----            ----            ----
For the Period:
Return on average assets ..........................           .55%            .73%            .60%            .61%            .60%
Return on average equity ..........................          6.02%           6.84%           4.67%           5.02%           7.04%
Average equity to average assets ..................          9.20%          10.73%          12.95%          12.19%           8.59%
Interest rate spread during the
    period (3) ....................................          3.16%           3.15%           3.30%           3.10%           3.30%
Net interest margin ...............................          3.96%           4.14%           4.22%           4.05%           3.93%
Noninterest income to average assets ..............           .90%            .47%            .56%            .96%            .93%
Noninterest expense to average assets .............          3.38%           3.07%           3.32%           3.27%           3.62%
Efficiency ratio ..................................         77.77%          69.55%          72.78%          70.68%          78.31%


At the End of the Period:
Ratio of average interest-earning assets to
    average interest-bearing liabilities ..........          1.22            1.24            1.26            1.24            1.14
Nonperforming loans and foreclosed real
    estate as a percentage of total assets ........           .31%            .63%            .83%           1.60%           1.76%
Allowance for loan losses as a percentage
    of total loans ................................          1.06%           1.02%            .87%            .83%            .80%
Allowance for loan losses as a percentage
    of nonperforming loans ........................        234.37%         117.37%          87.45%          40.19%          33.97%
Total number of offices ...........................            10               5               5               3               3
Full-service banking offices ......................            10               5               5               3               3
Total shares outstanding at
    end of period (2) .............................     2,048,295       2,022,227       2,013,018       2,266,972       1,247,592
Book value per share (2) ..........................   $     13.94           13.22           12.21           11.93           10.23
Tangible Book Value Per Share (4) .................   $     12.25           --              --              --              --


(1) In 2000, the Company sold $5.0 million of a Federal Home Loan Bank advance recording a pre-tax gain of $125,000. The gain is reported as an extraordinary item; gain on extinguishment of debt, net of tax of $47,000.

(2) All per share information is presented to reflect a three-for-two stock split effective February 1998. The per share information also reflects the consummation of an initial public offering issuing 869,565 shares of common stock on June 12, 1998.

(3) Difference between weighted-average yield on all interest-earning assets and weighted-average rate on all interest-bearing liabilities.

(4)      Intangible asset is a result of acquired branches in April 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         Pointe Financial Corporation (the "Company") owns 100% of the outstanding stock of Pointe Bank (the "Bank"). The Bank is a State (Florida) chartered commercial bank. The Bank, through ten banking offices, provides a wide range of banking services to individuals and businesses located primarily in South Florida. During the year, the Company acquired four banking offices from Republic Bancshares of St. Petersburg located in Miami-Dade County and opened a de novo branch in northern Broward County. The Company owns an inactive subsidiary, Pointe Financial Services and also is a 50% owner of Pointe Capital, LLC, an investment banking joint venture.

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

         At December 31, 2001, the Company had total consolidated assets of $333.395 million, an increase of $88.887 million or 36.4% over total assets of $244.508 million at December 31, 2000. The majority of asset growth is reflected in the loans receivable ending December 31, 2001 at $223.825 million, an increase of $49.977 million or 28.7% over December 31, 2001, $173.848 million. The Bank's deposits increased to $225.825 million as of December 31, 2001 from $161.136 million as of December 31, 2001, a 40.1% increase. The $64.689 million increase in deposits is due largely in part to the $55.0 million acquired deposits in April. The Company had consolidated net earnings of $1.668 million as compared to $1.719 million for 2000. The decrease in the Company's Net Earnings was attributed to an increase in Noninterest Expenses associated with the five new offices and the infrastructure supporting the Company's growth.

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

                                                                                          At December 31,
                                                                    ----------------------------------------------------------
                                                                    2001         2000         1999         1998         1997
                                                                   ------       ------       ------       ------       ------
                                                                                    (Dollars in thousands)
Nonaccrual loans:
   Residential real estate ..................................      $  408           74          294        1,376        1,918
   Commercial real estate ...................................         250          432           --           --           --
   Commercial ...............................................         348          988        1,228        1,306          577
   Consumer and other .......................................          21           32           --           --            1
                                                                   ------       ------       ------       ------       ------


       Total nonaccrual loans ...............................      $1,027        1,526        1,522        2,682        2,496
                                                                   ------       ------       ------       ------       ------

       Total nonperforming loans ............................       1,027        1,526        1,522        2,682        2,496
                                                                   ------       ------       ------       ------       ------

       Total nonperforming loans to total loans .............         .46%         .88%        1.00%        2.08%        2.34%
                                                                   ======       ======       ======       ======       ======

Foreclosed real estate-
   Real estate acquired by foreclosure or deed
     in lieu of foreclosure .................................           0           18          257          353          105
                                                                   ------       ------       ------       ------       ------


       Total nonperforming loans and foreclosed
         real estate ..........................................     1,027        1,544        1,779        3,035        2,601
                                                                   ======       ======       ======       ======       ======
       Total nonperforming and foreclosed real estate
         to total assets ......................................       .31%         .63%         .83%        1.60%        1.76%
                                                                   ======       ======       ======       ======       ======


         Interest income that would have been recorded under the original terms of nonaccrual loans and the interest income actually recognized are summarized below:

                                                                                    Year Ended December 31,
                                                                   ----------------------------------------------------------
                                                                    2001         2000         1999         1998         1997
                                                                   ------       ------       ------       ------       ------
                                                                                         (In thousands)
   Interest income that would have been recognized.............    $   64          158          169          302          343
   Interest income recognized..................................        34          109           42          146          123
                                                                   ------       ------       ------       ------       ------
   Interest income foregone ...................................    $   30           49          127          156          220
                                                                   ======       ======       ======       ======       ======

         The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the years indicated:

                                                                                  Year Ended December 31,
                                                         -------------------------------------------------------------------------
                                                            2001           2000            1999            1998             1997
                                                         ---------       ---------       ---------       ---------       ---------
                                                                                  (Dollars in thousands)
Average loans outstanding ..........................     $ 213,630         163,247         143,882         116,499         102,315
                                                         =========       =========       =========       =========       =========

Allowance at beginning of year .....................         1,792           1,331           1,078             848             777
                                                         ---------       ---------       ---------       ---------       ---------

Charge-offs:
     Residential real estate .......................            --              --              --              --              --
     Commercial ....................................        (1,107)           (184)           (335)           (682)            (48)
     Consumer and other ............................           (43)            (55)            (26)            (40)            (10)
                                                         ---------       ---------       ---------       ---------       ---------

         Total loans charged-off ...................        (1,150)           (239)           (361)           (722)            (58)
                                                         ---------       ---------       ---------       ---------       ---------

Recoveries .........................................             4              15               4               2              49
                                                         ---------       ---------       ---------       ---------       ---------

Net charge-offs ....................................        (1,146)           (224)           (357)           (720)             (9)
                                                         ---------       ---------       ---------       ---------       ---------

Provision for loan losses charged
     to operating expenses .........................         1,296             685             610             950              80
Reserve on loans received in acquisition of
     branches ......................................           465              --              --              --              --
                                                         ---------       ---------       ---------       ---------       ---------

Allowance at end of year ...........................     $   2,407           1,792           1,331           1,078             848
                                                         =========       =========       =========       =========       =========

Net charge-offs to
     average loans outstanding .....................           .54%            .14%            .25%            .62%            .01%
                                                         =========       =========       =========       =========       =========

Allowance as a percent of total
     loans .........................................          1.06%           1.02%            .87%            .83%            .80%
                                                         =========       =========       =========       =========       =========

Allowance as a percentage of
     nonperforming loans ...........................        234.37%         117.43%          87.45%          40.19%          33.97%
                                                         =========       =========       =========       =========       =========

Total loans at end of year .........................       226,267         175,131         152,349         129,156         106,659
                                                         =========       =========       =========       =========       =========

         The Company's non-performing loans decreased $499,000 at December 31, 2001, to $1.027 million, a decrease of 32.7%. During 2001, charge-offs in Commercial Loans reflect $714,000 of balances previously reported as non-performing loans at the end of 2000. The provision for loan losses for the year ended December 31, 2001, was $1.296 million, an increase of $611,000 over the year ended December 31, 2001. The increased provision along with the reserves established on the acquired loans are commensurate with the 29.2% growth in the total loans outstanding at December 31, 2000, compared to December 31, 2001.

         The following table presents information regarding the Bank's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans:

                                                                              At December 31,
                                      ---------------------------------------------------------------------------------------------
                                            2001                2000              1999               1998               1997
                                      ------------------   ----------------   ---------------   ----------------   ----------------
                                                  % of               % of               % of             % of                % of
                                       Amount    Loans to  Amount   Loans to  Amount  Loans to  Amount   Loans to  Amount   Loans to
                                         of       Total      of      Total      of      Total     of      Total      of      Total
                                      Allowance   Loans   Allowance  Loans   Allowance  Loans  Allowance  Loans   Allowance  Loans
                                      ---------   ------  ---------  ------  --------- ------  ---------  ------  ---------  ------
                                                                          (Dollars in thousands)

Commercial loans ....................   $1,184     26.52%  $1,122     23.59%  $  791    22.35%  $  641     16.64%  $  158     18.59%
Commercial real
  estate loans ......................      904     25.95      367     16.96      295    16.84      213     16.19      140     16.53
Residential real
  estate loans ......................      102     37.05      142     50.62      100    53.05      109     59.56      492     57.97
Consumer and other
  loans .............................      217     10.48      161      8.83      145     7.76      115      7.61       58      6.91
                                        ------    ------   ------    ------   ------   ------   ------    ------   ------    ------

  Total allowance
        for loan
        losses ......................   $2,407    100.00%  $1,792    100.00%  $1,331   100.00%  $1,078    100.00%  $  848    100.00%
                                        ======    ======   ======    ======   ======   ======   ======    ======   ======    ======

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management regularly reviews its loan portfolio and charge-off experience to maintain the allowance at a level management feels is adequate. During 2001, significant shifts in the loan portfolio have taken place and commercial loans have increased as a percent of the portfolio from 23.59% in 2000 to 26.52% in 2001. Commercial Real Estate loans have increased from 16.96% of the portfolio in 2000 to 25.95% in 2001. Residential Mortgages have decreased from 50.62% of the portfolio in 2000 to 37.05% of the portfolio in 2001.

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


                                                                       Year Ended December 31,
                                    ----------------------------------------------------------------------------------------------
                                                2001                            2000                             1999
                                    --------------------------      ----------------------------      ----------------------------
                                               Interest  Average              Interest     Average              Interest    Average
                                    Average      and     Yield/     Average      and       Yield/     Average     and       Yield/
                                    Balance    Dividends  Rate      Balance   Dividends     Rate      Balance   Dividends    Rate
                                    --------   ---------  ----      --------  ---------     ----      -------   ---------    ----
                                                                       (Dollars in thousands)
Interest-earning assets:
   Loans......                      $213,630    17,934    8.39%     $163,247    14,864      9.11%    $143,882    12,361      8.59%
   Securities (1)...............      59,244     3,270    5.52%       53,479     3,232      6.04       45,026     2,443      5.43
   Other interest-earning
     assets (2).................      11,060       503    4.55%        6,560       449      6.86        3,898       240      6.16
                                    --------    ------              --------    ------                -------    ------

       Total interest-earning
          assets................     283,934    21,707    7.65%      223,286    18,545      8.31      192,806    15,044      7.80
                                                ------                          ------                           ------
Noninterest-earning
         assets (3).............      17,521                         10,903                             9,471
                                    --------                        --------                          -------

       Total assets.............    $301,455                        $234,189                         $202,277
                                     =======                        ========                         ========

Interest-bearing liabilities:
   Savings and NOW deposits....       15,541       161    1.04%     $ 13,249       195      1.47     $ 12,826       191      1.49
   Money-market deposits.......       48,757     1,546    3.17%       37,317     1,586      4.25       40,103     1,510      3.77
   Time deposits...............      105,050     5,484    5.22%       80,037     4,553      5.69       69,447     3,630      5.23
   Borrowings .................       63,665     3,262    5.12%       49,713     2,971      5.98       31,086     1,573      5.06
                                     -------    ------              --------    ------                -------    ------
          Total interest-bearing
              liabilities......      233,013    10,453    4.49%      180,316     9,305      5.16      153,462     6,904      4.50

Demand deposits................       36,185                          25,150                           19,619
Noninterest-bearing liabilities        4,536                           3,583                            3,003
Stockholders' equity...........       27,721                          25,140                           26,193
                                     -------                        --------                         --------

          Total liabilities and
              stockholders'
              equity...........     $301,455                        $234,189                         $202,277
                                    ========                        ========                         ========

Net interest income............                $11,254                         $ 9,240                          $ 8,140
                                               =======                         =======                          =======
Interest-rate spread (4).......                           3.16%                             3.15%                            3.30%
                                                          ====                              ====                             ====

Net interest margin (5)........                           3.96%                             4.14%                            4.22%
                                                          ====                              ====                             ====
Ratio of average interest-
   earning assets to
   average interest-
   bearing liabilities.......           1.22                            1.24                             1.26
                                        ====                            ====                             ====

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


                                                                                  Year Ended December 31,
                                                                                      2001 vs. 2000
                                                                   --------------------------------------------------
                                                                                Increase (Decrease) Due to
                                                                   --------------------------------------------------
                                                                                                  Rate/
                                                                     Rate           Volume        Volume        Total
                                                                   -------          -------       -------      -------
                                                                                     (In thousands)
Interest-earning assets:
    Loans ..............................................           $(1,175)          4,590         (345)       3,070
    Securities .........................................              (278)            348          (32)          38
    Other interest-earning assets ......................              (152)            309         (103)          54
                                                                   -------         -------      -------      -------

      Total ............................................            (1,605)          5,247         (480)       3,162
                                                                   -------         -------      -------      -------

Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits .........................               (57)             34          (11)         (34)
      Money-market deposits ............................              (403)            486         (123)         (40)
      Time deposits ....................................              (376)          1,423         (116)         931
    Other borrowings ...................................              (428)            834         (115)         291
                                                                   -------         -------      -------      -------

      Total ............................................            (1,264)          2,777         (365)       1,148
                                                                   -------         -------      -------      -------

Net change in net interest income ......................           $  (341)          2,470         (115)       2,014
                                                                   =======         =======      =======      =======


                                                                                 Year Ended December 31,
                                                                                      2000 vs. 1999
                                                                   --------------------------------------------------
                                                                               Increase (Decrease) Due to
                                                                   --------------------------------------------------
                                                                                                  Rate/
                                                                     Rate           Volume        Volume        Total
                                                                   -------          -------       -------      -------
                                                                                       (In thousands)
Interest-earning assets:
    Loans ..............................................           $   748           1,663           92        2,503
    Securities .........................................               275             459           55          789
    Other interest-earning assets ......................                27             164           18          209
                                                                   -------         -------      -------      -------

      Total ............................................             1,050           2,286          165        3,501
                                                                   -------         -------      -------      -------

Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits .........................                (3)              6            1            4
      Money-market deposits ............................               192            (105)         (11)          76
      Time deposits ....................................               319             554           50          923
    Other borrowings ...................................               286             943          169        1,398
                                                                   -------         -------      -------      -------

      Total ............................................               794           1,398          209        2,401
                                                                   -------         -------      -------      -------

Net change in net interest income ......................           $   256             888          (44)       1,100
                                                                   =======         =======      =======      =======

Liquidity and Capital Resources

         A Florida chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as determined by the rules of the Florida DBF, such as federal funds sold and United States securities or securities guaranteed by the United States or agencies thereof. As of December 31, 2001 and December 31, 2000, the Bank had liquidity of approximately $52.759 million and $38.218 million, or approximately 22.30% and 24.59%, respectively.

         During the year ended December 31, 2001, the Company's primary sources of funds consisted of principal payments on loans and securities, from sales and maturities of securities, net increases in deposits, increase in Federal Home Loan Bank advances and net cash flows from operating activities. The Company used its capital resources principally to fund existing and continuing loan commitments and purchase securities. At December 31, 2001, the Company had commitments to originate loans totaling $16.131 million. Scheduled maturities of certificates of deposit during the 12 months following December 31, 2001 totaled $89.476 million. Management believes the Company has adequate resources to fund all of its commitments, that substantially all of its existing commitments will be funded within the next twelve months and, if so desired, that it can adjust the rates on certificates of deposit to attract deposits in a changing interest-rate environment.

         The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio (dollars in thousands):

                                                                        After One Year
                                                  One Year or Less       to Five Years       After Five Years          Total
                                                  -----------------    -----------------    -----------------    ------------------
                                                  Carrying   Average   Carrying   Average   Carrying   Average   Carrying    Average
                                                    Value     Yield      Value     Yield      Value     Yield      Value      Yield
                                                  --------   ------    --------   ------    --------   ------    --------    ------
At December 31, 2001:
   U.S. Government agency
     securities ................................   $    --       --%    $25,005     5.05%    $    --       --%    $25,005     5.05%
   U.S. Treasury securities ....................       517     5.68          --       --          --       --         517     5.68
   Mortgage-backed securities ..................     1,244     7.48         781     6.50      15,521     6.86      17,546     6.89
   Tax-exempt Municipal bonds ..................        --       --          --       --       8,876     4.67       8,876     4.67
   Preferred Stock .............................        --       --          --       --       1,964     6.60       1,964     6.60
   Other .......................................        --       --          25     7.50         300     5.90         325     6.02
                                                   -------     ----     -------     ----     -------     ----     -------     ----

   Total .......................................   $ 1,761     6.95%    $25,811     5.10%    $26,661     6.10%    $54,233     5.65%
                                                   =======     ====     =======     ====     =======     ====     =======     ====

At December 31, 2000:
   U.S. Government agency
     securities ................................   $    --       --%    $21,950     6.29%    $    --       --%    $21,950     6.29%
   U.S. Treasury securities ....................     3,998     5.85       7,068     5.67          --       --      11,066     5.74
   Mortgage-backed securities ..................       122     8.32       6,156     6.94       5,893     5.06      12,171     6.04
       Tax-exempt Municipal bonds ..............        --       --          --       --       6,284     5.54       6,284     5.53
       Mutual funds ............................     1,940     5.55          --       --          --       --       1,940     5.55
   Other .......................................        25     8.00          26     8.50         208     6.94         259     7.20
                                                   -------     ----     -------     ----     -------     ----     -------     ----

   Total .......................................   $ 6,085     5.82%    $35,200     6.28%    $12,385     5.33%    $53,670     6.01%
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

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

         Under FDIC regulations, the Bank is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders' equity.

         As of December 31, 2001, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and percents as of December 31, 2001 and 2000 are also presented in the table (dollars in thousands).

                                                                                                            Minimum
                                                                                                           To Be Well
                                                                                                        Capitalized Under
                                                                            Minimum Capital             Prompt Corrective
                                                  Actual                      Requirement               Action Provisions
                                            -----------------            --------------------          -------------------
                                            Amount        %              Amount           %             Amount          %
                                            ------       ----            ------          ----           ------         ----
     As of December 31, 2001:
         Total capital to Risk-
          Weighted assets:
              Consolidated..........      $ 27,514      12.28%          $17,926         8.00%              N/A          N/A
              Bank..................        25,202      11.30            17,841         8.00           $22,301        10.00%

         Tier I Capital to Risk-
          Weighted Assets:
              Consolidated..........        25,107      11.20             8,963          4.00              N/A          N/A
              Bank..................        22,795      10.22             8,921          4.00           13,381         6.00

         Tier I Capital
          to Average Assets
              Consolidated..........        25,107       8.33            12,058          4.00              N/A          N/A
              Bank..................        22,795       7.58            12,023          4.00           15,028         5.00

     As of December 31, 2000:
         Total capital to Risk-
          Weighted assets:
              Consolidated..........      $ 28,842      17.84%          $12,933          8.00%             N/A          N/A
              Bank.................         25,870      15.99            12,941          8.00          $16,176        10.00%

         Tier I Capital to Risk-
          Weighted Assets:
              Consolidated..........        27,050      16.73             6,467          4.00              N/A          N/A
              Bank..................        24,078      14.88             6,470          4.00            9,706         6.00

         Tier I Capital
          to Average Assets
              Consolidated..........        27,050      11.55             9,368          4.00              N/A          N/A
              Bank..................        24,078      10.30             9,354          4.00           11,692         5.00

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

         The following table sets forth certain information relating to the Company's interest-earning assets and interest-bearing liabilities at December 31, 2001 that are estimated to mature or are scheduled to reprice within the period shown.

                                                                 More
                                                                 Than          More
                                                                 Three        Than Six        More
                                                                 Months        Months       Than One
                                                 Three           to Six        to One        Year to        More Than
                                                 Months          Months         Year        Five Years      Five Years       Total
                                                ---------      ---------      ---------     ----------      ----------     ---------
                                                                             ($ in thousands)
Loans (1),(2) .............................     $  77,581         10,889         32,991         69,103         36,149        226,713
Securities (3) ............................         7,680             45            707         26,753         22,427         57,612
Interest-bearing deposits .................        31,342             --             --             --             --         31,342
                                                ---------      ---------      ---------      ---------      ---------      ---------

     Total rate-sensitive assets ..........       116,603         10,934         33,698         95,856         58,576        315,667
                                                ---------      ---------      ---------      ---------      ---------      ---------

Deposit accounts (4):
  Savings and NOW .........................        20,056             --             --             --             --         20,056
  Money-market ............................        60,539             --             --             --             --         60,539
  Time deposits ...........................        32,000         16,719         40,757         14,557             --        104,033
                                                ---------      ---------      ---------      ---------      ---------      ---------

Total deposit accounts ....................       112,595         16,719         40,757         14,557              0        184,628

Borrowings (5) ............................        55,094             --         10,000             --         10,000         75,094
                                                ---------      ---------      ---------      ---------      ---------      ---------
     Total rate-sensitive
         liabilities ......................       167,689         16,719         50,757         14,557         10,000        259,722
                                                ---------      ---------      ---------      ---------      ---------      ---------

Gap (repricing differences) ...............     $ (51,086)        (5,785)       (17,059)        81,299         48,576      $  55,945
                                                =========      =========      =========      =========      =========      =========


Cumulative GAP ............................     $ (51,086)       (56,871)       (73,930)         7,369         55,945
                                                =========      =========      =========      =========      =========

Cumulative GAP/total assets ...............        -15.32%        -17.06%        -22.17%          2.21%         16.78%
                                                =========      =========      =========      =========      =========

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

(5) Borrowings include FHLB convertible advances which have a call option, investment repurchase agreements and Fed Funds purchased. For the purposes of the table above, the advances are categorized at their contractual maturity dates.

         The following table reflects the contractual principal repayments of the Company's loan portfolio at December 31, 2001:

                                                              Commercial     Residential
                                              Commercial      Real Estate      Mortgage      Consumer
                                                Loans            Loans          Loans          Loans           Total
                                              ----------      -----------    ------------   -----------        -----
                                                                    (In thousands)
  Due within one year.......................  $   36,583         35,126          14,751        13,192       99,652
  Due after one through five years..........      22,868         20,291          32,560         9,092       84,811
  Due after five years......................         552          3,294          36,523         1,435       41,804
                                              ----------      ---------      ----------      --------     --------

         Total..............................  $   60,003          58,711         83,834        23,719      226,267
                                              ===========     ===========    ===========     =========    ========

         Of the $126.6 million in loans due after one year, 61.1% of such loans have fixed rates of interest and 38.9% have adjustable rates.

         The following table displays loan originations by type of loan and principal reductions during the periods indicated.

                                                                       Year Ended December 31,
                                                   -------------------------------------------------------------------
                                                     2001           2000           1999           1998          1997
                                                   --------       --------       --------       --------      --------
                                                                              (In thousands)
Originations:
  Commercial loans ............................    $ 31,510         13,931         26,960         13,854        19,720
  Commercial real estate loans ................      28,066         13,527         12,668          7,020         8,360
  Residential real estate .....................      27,555         24,467         20,804         33,498        10,507
  Consumer loans ..............................      10,298          6,802          4,139          2,959         3,564
                                                   --------       --------       --------       --------      --------

  Total loans originated ......................    $ 97,428         58,728         64,571         57,331        42,151

Principal reductions ..........................     (46,292)       (35,946)       (41,378)       (34,834)      (27,417)
                                                   --------       --------       --------       --------      --------
  Increase in gross
    loans .....................................    $ 51,136         22,782         23,193         22,497        14,734
                                                   ========       ========       ========       ========      ========


         During the year ending December 2001, the Company did not originate any loans held for sale. The table above excludes originations of loans held for sale of $7.082 million, $2.496 million, $1.994 million and $9.005 million for periods ended December 31, 2000, 1999, 1998 and 1997, respectively.

         The following table summarizes the loan portfolio of the Company by type of loan as of December 31, 2001, 2000, 1999, 1998 and 1997.

                                                                    At December 31,
                         ---------------------------------------------------------------------------------------------------------
                                2001                     2000                  1999                1998                 1997
                         -------------------      -----------------     ------------------   ------------------    ---------------
                                       % of                   % of                  % of                 % of               % of
                          Amount       Total       Amount     Total      Amount     Total     Amount     Total     Amount   Total
                         --------      -----      --------    -----     --------    ------   --------    ------    -------  ------
                                                                   (Dollars in thousands)
   Commercial.........   $ 60,003      26.52%     $ 41,305    23.59%    $ 34,054    22.35%   $ 21,487     16.64%   $19,832   18.59%
    Commercial
     real estate......     58,711      25.95        29,699    16.96       25,655    16.84      20,904     16.19     17,628   16.53
   Residential
     real estate......     83,834      37.05        88,659    50.62       80,814    53.05      76,938     59.56     61,827   57.97
   Consumer...........     23,719      10.48        15,468     8.83       11,826     7.76       9,827      7.61      7,372    6.91
                         --------      -----      --------    -----     --------    ------   --------    ------    -------  ------

       Total loans....   $226,267     100.00%     $175,131   100.00%     152,349   100.00%    129,156    100.00%   106,659  100.00%
                                      ======                 ======                ======                ======             ======
   Less:
     Deferred loan
       fees...........       (481)                    (210)                 (166)                 (73)                (158)

     Allowance for
       loan losses....     (2,407)                  (1,792)               (1,331)              (1,078)                (848)
                         --------                   ------             ---------            ---------              -------

       Loans, net.....   $223,379                $ 173,129               150,852            $ 128,005            $ 105,653
                         ========                =========             =========            =========            =========

         The Bank originates, purchases and participates in loans for its own portfolio and for sale in the secondary market. The Bank provides commercial business loans, commercial and residential real estate loans, and consumer loans. Loans secured by real estate generally include commercial and residential real estate, loans to refinance or purchase existing properties and home equity loans. Over the past five years, the Company has continued to increase its originations of Commercial and Commercial Real Estate loans. Management intends to continue to focus on these types of lending.

         Commercial business loans totaled $60.003 million or 26.52% of the Bank's loan portfolio, as of December 31, 2001. Commercial business loan underwriting practices assess the borrower's creditworthiness and ability to repay, including an evaluation of the value of any collateral securing the proposed loan. While commercial business loans generally are made for shorter terms and at higher yields than one-to-four family residential loans, such loans generally involve a higher level of risk than one-to-four family residential loans.

         The Bank's commercial real estate loans at December 31, 2001 totaled $58.711 million or 25.95% of the Bank's portfolio. The portfolio primarily consisted of mixed use owner-occupied commercial properties, generally have terms ranging from fifteen to twenty years and interest rate adjustment periods ranging from monthly to five years. Amortization periods for commercial mortgage loans generally do not exceed 25 years. Commercial real estate loans originated by the Bank are primarily secured by income-producing properties such as office buildings, warehouse buildings, retail space and to a lessor extent multi-family property. Generally, in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers, a maximum loan to value ratio of 75%, and a cash flow to debt service ratio of 1.25 to 1.

         The Bank's residential real estate mortgage loans, which totaled $83.834 million or 37.05% of the Bank's total loan portfolio as of December 31, 2001, consist of residential mortgage loans secured by existing properties. The Bank's residential mortgage loans have terms which do not exceed 30 years and are secured by one-to-four family residences. Loans made for an amount in excess of 80% of the appraised value of the financed residences are generally originated with private mortgage insurance, which essentially insures that portion of the loan which is in excess of 80% of the appraised value of the financed residences. As of December 31, 2001, the residential loan portfolio of the Bank consisted of approximately 39% in ARMs and 61% in fixed rate loans. During 2001, the Company originated residential real estate mortgage loans to correspondents servicing released totaling $9.248 million and originated $27.555 million of loans to the portfolio. During 2001, the Company completed a $12.329 million residential mortgage loan securitization transaction, selling the loans to Fannie Mae Mortgage Corporation creating mortgage-backed securities which are currently in the Company's Available for Sale investment portfolio. Residential mortgage loans generally are underwritten by the Bank in accordance with guidelines of the Federal National Mortgage Association (the "FNMA") and the Federal Home Loan Mortgage Corporation (the "FHLMC").

         Consumer loans are extended for a variety of purposes including the purchase of automobiles, home improvement, lines of credit and unsecured personal loans. As of December 31, 2001, consumer loans were approximately $23.719 million or 10.48% of total loans. Consumer loan underwriting standards include an examination of the applicant's payment history on other debts and an evaluation of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans generally involve a higher element of credit risk than one-to-four family residential loans, consumer loans are typically made at higher interest rates and for shorter terms, or at adjustable rates, and are helpful in maintaining a profitable spread between the Bank's loan yield and its cost of funds.

         The following table shows the distribution of, and certain other information relating to, deposit accounts by type:

                                                                         At December 31,
                                            ------------------------------------------------------------------------
                                                   2001                       2000                       1999
                                            -------------------        ------------------       --------------------
                                                          % of                      % of                       % of
                                             Balance      Total        Balance      Total        Balance       Total
                                             -------      ------       -------      ------       -------      ------
                                                                    (Dollars in thousands)
Demand deposits......................       $  41,197     18.24%        29,827      18.51%      $ 21,370       14.62%
     Savings and NOW deposits........          20,056      8.88         12,048       7.48         13,640        9.33
     Money-market deposits...........          60,539     26.81         33,920      21.05         38,146       26.10
     Time deposits...................         104,033     46.07         85,341      52.96         73,020       49.95
                                            ---------    ------        ------      ------       --------      ------

     Total deposits.......................  $ 225,825    100.00%     $ 161,136     100.00%      $146,176      100.00%
                                            =========    ======      =========     ======       ========      ======


Jumbo certificates ($100,000 and over) included above mature as follows:

                                                                                                          At December 31,
                                                                                                          --------------
                                                                                                               2001
                                                                                                               ----
                                                                                                          (In thousands)
     Due three months or less................................................................               $  8,043
     Due over three months to six months.....................................................                  3,578
     Due over six months to one year.........................................................                 25,943
     Due over one year.......................................................................                  4,921
                                                                                                            -------

       Total.................................................................................               $ 42.485
                                                                                                            ========


The scheduled maturities of time deposits are as follows:

                                                                                                          At December 31,
                                                                                                          ---------------
                                                                                                               2001
                                                                                                               ----
                                                                                                          (In thousands)
     Due in one year or less................................................................                $ 89,476
     Due in more than one but less than three years.........................................                  11,944
     Due in more than three but less than five years........................................                   2,613
                                                                                                            --------

       Total................................................................................                $104,033
                                                                                                            ========

The following table sets forth the net deposit flows of the Company during the year indicated:

                                                                                          Year Ended December 31,
                                                                                     --------------------------------
                                                                                     2001           2000         1999
                                                                                     ----           ----         ----
                                                                                             (In thousands)

   Net increase (decrease) before interest credited..........................        $ 57,127       13,310      (548)
   Net interest credited.....................................................           7,562        1,650     5,512
                                                                                     ---------      ------     -----

   Net deposit increase......................................................        $ 64,689       14,960     4,964
                                                                                     ========       ======     =====

         The following table indicates the daily average balances and weighted average interest rates paid on interest bearing deposits for each of the three years ended December 31, 2001, 2000 and 1999:

                                                               Years Ended December 31,
                             ---------------------------------------------------------------------------------------------
                                         2001                              2000                           1999
                             -----------------------------     ---------------------------     ---------------------------
                             Average      % of     Average      Average    % of    Average     Average     % of    Average
                             Balance      Total      Yield      Balance    Total    Yield      Balance     Total    Yield
                             --------    ------    -------     --------   ------   -------     -------    ------   -------
                                                                (Dollars in thousands)
Savings and NOW
   deposits...............   $ 15,541      7.56     1.04%      $ 13,249     8.51    1.47%      12,826      9.03      1.49%
 Money-market
   deposits...............     48,757     23.72     3.17         37,317    23.96    4.25       40,103     28.25      3.77
Time deposits.............    105,050     51.11     5.22         80,037    51.39    5.69       69,447     48.91      5.23
                             --------    ------                --------   ------              -------    ------

Total interest-bearing
   deposits...............    169,348     82.39     4.25        130,603    83.86    4.85      122,376     86.19      4.36

Noninterest bearing
   deposits...............     36,185     17.61                  25,150    16.14               19,619     13.81
                             --------    ------                --------   ------              -------    ------

Total.....................   $205,533    100.00%               $155,753   100.00             $141,995    100.00
                             ========    ======                ========   ======             ========    ======

              Comparison of Years Ended December 31, 2001 and 2000
General

         Net Earnings for the twelve months ended December 31, 2001, were $1.668 million as compared to $1.719 million for the same period in 2000. The decrease in the Company's Net Earnings was attributed to an increase in Noninterest Expenses directly related to the acquisition of four banking offices and the infrastructure supporting the Company's growth. The Company's earnings per share were $.82 basic and $.81 diluted for the year ended December 31, 2001, as compared to $.85 per basic and diluted share for the same period in 2000.

Interest Income and Expense

         Interest income increased from $18.545 million for the year ended December 31, 2000 to $21.707 million for the year ended December 31, 2001. Interest income on loans increased $3.070 million in 2001 from 2000 due to a $50.383 million increase in average loans outstanding, offsetting the decrease in average loan rates from 9.11% to 8.39% at the end of 2001. Interest on securities increased to $3.270 million for the year ended December 31, 2001 from $3.232 million for the year ended December 31, 2000. The slight increase in interest income of $38,000 on securities available for sale in 2001 from 2000 is due to a $5.765 million increase in average securities available for sale, offsetting a decrease in average rates from 6.04% to 5.52%. The marginal increase in interest income on other interest-earning assets of $54,000 was due to a $4.500 million increase in average other interest-earning assets, offset by the earnings rate decrease from 6.86% in 2000 to 4.55% in 2001.

         Interest expense increased to $10.453 million for the year ended December 31, 2001 from $9.305 million for the year ended December 31, 2000. Interest expense on deposit accounts increased $857,000 from $6.334 million in 2000 to $7.191 million during 2001, primarily attributed to the $38.745 million increase in the average interest-bearing deposits offset by a decrease in rates paid on deposit from 4.85% in 2000 to 4.25% in 2001. The average interest-bearing deposit balances increased from $130.603 million during the year ended December 31, 2000 to $169.348 million for 2001. Interest expense on other borrowings increased $291,000 from $2.971 million in 2000 to $3.262 million in 2001, primarily due to an increase in average borrowings from $49.713 million during the year ended December 31, 2000 to $63.665 million in 2001, offset by the rates paid on borrowing from 5.98% in 2000 to 5.12% in 2001.

Provision for Loan Losses

         The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market areas, and other factors related to the collectability of the Bank's loan portfolio. The provision increased to $1.296 million for the year ended December 31, 2001 from $685,000 for the year ended December 31, 2000. The increase in the provision is a result of management's decision to increase reserves as the composition of the loans continues to shift from residential mortgage dominance to a more traditional commercial bank's portfolio. Management's assessment is that the allowance for loan losses of $2.407 million is adequate at December 31, 2001.

Noninterest Income

         Total noninterest income for the year ended December 31, 2001 was $2.714 million as compared to the $1.092 million for the year ended December 31, 2000. The increase of noninterest income of $1.622 million is attributed to a $499,000 increase in service charges on deposit accounts, resulting from increased volume, $741,000 in net profits realized on securities available for sale and $201,000 increase in loan correspondent fees associated with mortgage production. The interest rate environment during 2001 was favorable towards repositioning the securities available for sale and allowed us the ability to earn loan fees from originating fixed rate mortgages to correspondents.

Noninterest Expenses

         Total noninterest expenses increased $3.005 million to $10.190 million for the year ended December 31, 2001 from $7.185 million for the year ended December 31, 2000. The increase in noninterest expenses in 2001 was primarily a result of an increase in salaries and employee benefits of $1.313 million due to additional staffing to support the four acquired branch offices in Miami-Dade

County, a de novo branch in northern Broward County, the infrastructure supporting the Company's growth, and an increase of $682,000 in occupancy expenses with the new facilities. The increase in other expenses of $471,000 is associated with stationery and supplies, postage and related costs as the Company expands. The amortization of intangible assets of $169,000 at the year ended December 31, 2001 resulted from the application of purchase accounting principles to the acquisition of the four Miami-Dade County branch offices.

Provision for Income Taxes

         The provision for income taxes decreased from $821,000 (an effective rate at 33.3%) during the year ended December 31, 2000 to $814,000 (an effective rate at 32.8%) during the year ended December 31, 2001. The decrease in the income tax is directly related to Bank Qualified Municipal Investments in the Securities Available For Sale during the year ended December 31, 2001.

              Comparison of Years Ended December 31, 2000 and 1999
General

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

Interest Income and Expense

         Interest income increased from $15.044 million for the year ended December 31, 1999 to $18.545 million for the year ended December 31, 2000. Interest income on loans increased $2.503 million due to an increase in the average loan portfolio balance from $143.882 million for the year ended December 31, 1999 to $163.247 million for the year ended December 31, 2000, and an increase in the weighted-average yield earned on the portfolio from 8.59% to 9.11%. Interest on securities increased to $3.232 million for the year ended December 31, 2000 from $2.443 million for the year ended December 31, 1999. The average security portfolio increased to $53.479 million in 2000 from $45.026 million in 1999. The average rate increased from 5.43% in 1999 to 6.04% in 2000. Interest on other interest-earning assets increased $209,000 due to an increase in average other interest-earning assets from $3.898 million in 1999 to $6.560 million in 2000, along with an increase in the average rate from 6.16% in 1999 to 6.86% in 2000.

         Interest expense increased to $9.305 million for the year ended December 31, 2000 from $6.904 million for the year ended December 31, 1999. Interest expense on deposit accounts increased $1.003 million from $5.331 million in 1999 to $6.334 million during 2000, primarily attributed to an increase in the average rate from 4.36% in 1999 to 4.85% in 2000. The average interest-bearing deposit balances increased from $122.376 million during the year ended December 31, 1999 to $130.603 million for 2000, an $8.227 million increase. Interest expense on other borrowings increased $1.398 million from $1.573 million in 1999 to $2.971 million in 2000, primarily due to an increase in average borrowings from $31.086 million during the year ended December 31, 1999 to $49.713 million in 2000. The average cost of all interest-bearing liabilities increased to 5.16% for the year ended December 31, 2000 from 4.50% for the year ended December 31, 1999.

Provision for Loan Losses

         The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market areas, and other factors related to the collectability of the Bank's loan portfolio. The provision increased to $685,000 for the year ended December 31, 2000 from $610,000 for the year ended December 31, 1999. The increase in the provision is a result of management's decision to increase reserves as the composition of the loans continues to shift from residential mortgage dominance to a more traditional commercial bank portfolio. Net loans charged-off for the year ending December 31, 2000 were $224,000 as compared to $357,000 for the year ending December 31, 1999. Management believes that the allowance for loan losses of $1.792 million is adequate at December 31, 2000.

Noninterest Income

         Total noninterest income for the year ended December 31, 2000 was $1.092 million as compared to the $1.131 million for the year ended December 31, 1999. The decrease of noninterest income of $39,000, is primarily attributed to net losses realized on the sale of investments available for sale as the Company repositioned its earning assets.

Noninterest Expenses

         Total noninterest expenses increased $465,000 to $7.185 million for the year ended December 31, 2000 from $6.720 million for the year ended December 31, 1999. The increases are primarily attributed to the Company's increased staffing levels as we continue to focus on providing the required service to our customers.

Provision for Income Taxes

         The provision for income taxes increased from $718,000 (an effective rate at 37.0%) during the year ended December 31, 1999 to $821,000 (an effective rate at 33.3%) during the year ended December 31, 2000. The decrease in the income tax rate is directly related to the purchases of Bank Qualified Municipal Investments during the year ended December 31, 2000.

Extraordinary Item

         During the year ended December 31, 2000, the Bank successfully completed the sale of a $5.000 million Federal Home Loan Bank advance. The Company recorded a pre-tax gain of $125,000 on the sale of the liability. The transaction is considered an extraordinary item - a gain on extinguishment of debt, net of a $47,000 tax.

Quarterly Data

         The following table presents summarized quarterly data (in thousands, except per share amounts):

Quarterly Data
                                                                                       Year Ended December 31, 2001
                                                                            ---------------------------------------------------
                                                                             First        Second          Third         Fourth
                                                                            Quarter       Quarter        Quarter        Quarter
                                                                            ------         ------         ------         ------
         Interest income ..............................................     $4,905         $5,578         $5,762         $5,462

         Interest expense .............................................      2,553          2,822          2,746          2,332
                                                                            ------         ------         ------         ------

              Net interest income .....................................      2,352          2,756          3,016          3,130

         Provision for loan losses ....................................        150            210            225            711
                                                                            ------         ------         ------         ------

              Net interest income after provision
                  for loan losses .....................................      2,202          2,546          2,791          2,419
                                                                            ------         ------         ------         ------

         Noninterest income ...........................................        482            573            641          1,018
         Noninterest expense ..........................................      1,986          2,590          2,749          2,865
                                                                            ------         ------         ------         ------

         Net earnings before income taxes and extraordinary item ......        698            529            683            572
                  Income taxes ........................................        238            173            236            167
                                                                            ------         ------         ------         ------

         Net earnings before extraordinary item .......................        460            356            447            405

            Extraordinary item ........................................         --             --             --             --
                                                                            ------         ------         ------         ------

          Net Earnings ................................................        460            356            447            405
                                                                            ======         ======         ======         ======

         Basic earnings per common share ..............................        .23            .17            .22            .20
                                                                            ======         ======         ======         ======

         Diluted earnings per common share ............................        .23            .17            .21            .20
                                                                            ======         ======         ======         ======


                                                                                       Year Ended December 31, 2000
                                                                            ----------------------------------------------------
                                                                             First        Second          Third         Fourth
                                                                            Quarter       Quarter        Quarter        Quarter
                                                                            ------         ------         ------         ------
         Interest income ..............................................     $4,244          4,558          4,813          4,930
         Interest expense .............................................      2,025          2,266          2,431          2,583
                                                                            ------         ------         ------         ------

              Net interest income .....................................      2,219          2,292          2,382          2,347

         Provision for loan losses ....................................        165            165            175            180
                                                                            ------         ------         ------         ------

              Net interest income after provision
                  for loan losses .....................................      2,054          2,127          2,207          2,167
                                                                            ------         ------         ------         ------

         Noninterest income ...........................................        298            189            277            328
         Noninterest expense ..........................................      1,776          1,824          1,783          1,802
                                                                            ------         ------         ------         ------


         Net earnings before income taxes and extraordinary item ......        576            492            701            693
                 Income taxes .........................................        204            154            232            231
                                                                            ------         ------         ------         ------

         Net earnings before extraordinary item .......................        372            338            469            462

            Extraordinary item ........................................         --             78             --             --
                                                                            ------         ------         ------         ------
         Net Earnings .................................................     $  372            416            469            462
                                                                            ======         ======         ======         ======

         Basic earnings per common share ..............................     $ 0.18         $ 0.21         $ 0.23         $ 0.23
                                                                            ======         ======         ======         ======

         Diluted earnings per common share ............................     $ 0.18         $ 0.21         $ 0.23         $ 0.23
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

         See Part I, Item 1. DESCRIPTION OF BUSINESS, Market Risk.

Item 8. Financial Statements and Supplementary Data.


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES
                               Boca Raton, Florida


                    Audited Consolidated Financial Statements

                        At December 31, 2001 and 2000 and
                       for Each of the Years in the Three-
                       Year Period Ended December 31, 2001
                         with Supplementary Information

                  (Together With Independent Auditors' Report)

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

         We have audited the consolidated balance sheets of Pointe Financial Corporation and Subsidiaries (the "Company") at December 31, 2001 and 2000, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.




HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
January 16, 2002

                                     POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS
                                         ($ IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                    AT DECEMBER 31,
                                                                                -----------------------
         ASSETS                                                                    2001          2000
                                                                                ---------     ---------
Cash and due from banks ....................................................    $   9,313         6,482
Interest-bearing deposits with banks .......................................       31,342         1,134
                                                                                ---------     ---------

       Total cash and cash equivalents .....................................       40,655         7,616

Securities available for sale ..............................................       54,233        53,670
Loans, net of allowance for loan losses of $2,407
   in 2001 and $1,792 in 2000 ..............................................      223,379       173,129
Loans held for sale ........................................................          446           719
Accrued interest receivable ................................................        1,779         2,035
Premises and equipment, net ................................................        3,465         2,842
Federal Home Loan Bank stock, at cost ......................................        2,900         2,482
Federal Reserve Bank stock, at cost ........................................          479           479
Foreclosed real estate .....................................................           --            18
Branch acquisition intangible asset ........................................        3,461            --
Deferred income tax asset ..................................................          483           591
Other assets ...............................................................        2,115           927
                                                                                ---------     ---------

       Total ...............................................................    $ 333,395       244,508
                                                                                =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing demand deposits .....................................       41,197        29,827
   Savings and NOW deposits ................................................       20,056        12,048
   Money-market deposits ...................................................       60,539        33,920
   Time deposits ...........................................................      104,033        85,341
                                                                                ---------     ---------

       Total deposits ......................................................      225,825       161,136

   Official checks .........................................................        2,094         1,660
   Other borrowings ........................................................       30,094         8,067
   Advances from Federal Home Loan Bank ....................................       45,000        45,000
   Accrued interest payable ................................................          849           989
   Advance payments by borrowers for taxes and insurance ...................          284           365
   Other liabilities .......................................................          702           561
                                                                                ---------     ---------

       Total liabilities ...................................................      304,848       217,778
                                                                                ---------     ---------

Commitments and contingencies (Notes 4, 8 and 9)

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued           --            --
   Common stock, $.01 par value, 5,000,000 shares authorized; 2,345,295 and
     2,319,227 shares issued at December 31, 2001 and 2000, respectively ...           23            23
   Additional paid-in capital ..............................................       24,110        23,835
   Retained earnings .......................................................        7,535         6,274
   Accumulated other comprehensive income (loss) ...........................          (17)         (373)
   Treasury stock, at cost (297,000 shares at December 31, 2001 and 2000) ..       (3,000)       (3,000)
   Stock incentive plan ....................................................         (104)          (29)
                                                                                ---------     ---------

       Total stockholders' equity ..........................................       28,547        26,730
                                                                                ---------     ---------

       Total ...............................................................    $ 333,395       244,508
                                                                                =========     =========

See Accompanying Notes to Consolidated Financial Statements.



                                     POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF EARNINGS
                                        ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                               2001       2000        1999
                                                                              -------    -------     -------
Interest income:
   Loans .................................................................    $17,934     14,864      12,361
   Securities available for sale .........................................      3,270      3,232       2,443
   Other interest earning assets .........................................        503        449         240
                                                                              -------    -------     -------

       Total interest income .............................................     21,707     18,545      15,044
                                                                              -------    -------     -------

Interest expense:
   Deposits ..............................................................      7,191      6,334       5,331
   Borrowings ............................................................      3,262      2,971       1,573
                                                                              -------    -------     -------

       Total interest expense ............................................     10,453      9,305       6,904
                                                                              -------    -------     -------

Net interest income ......................................................     11,254      9,240       8,140

       Provision for loan losses .........................................      1,296        685         610
                                                                              -------    -------     -------

Net interest income after provision for loan losses ......................      9,958      8,555       7,530
                                                                              -------    -------     -------

Noninterest income:
   Service charges on deposit accounts ...................................      1,314        815         663
   Loan servicing fees ...................................................         36         47          55
   Net gains from sale of loans ..........................................         --          6          32
   Net realized gain (loss) on sale of securities ........................        741       (123)         38
   Loan correspondent fees ...............................................        231         30          45
   Other .................................................................        392        317         298
                                                                              -------    -------     -------

       Total noninterest income ..........................................      2,714      1,092       1,131
                                                                              -------    -------     -------

Noninterest expenses:
   Salaries and employee benefits ........................................      5,144      3,831       3,374
   Occupancy expense .....................................................      1,843      1,161       1,133
   Advertising and promotion .............................................        399        263         325
   Professional fees .....................................................        260        207         273
   Federal deposit insurance premiums ....................................         34         31         102
   Data processing .......................................................        591        413         363
   Amortization of intangible asset ......................................        169         --          --
   Other .................................................................      1,750      1,279       1,150
                                                                              -------    -------     -------

       Total noninterest expenses ........................................     10,190      7,185       6,720
                                                                              -------    -------     -------

       Earnings before income taxes and extraordinary item ...............      2,482      2,462       1,941

Income taxes .............................................................        814        821         718
                                                                              -------    -------     -------

       Earnings before extraordinary item ................................      1,668      1,641       1,223

Extraordinary item - gain on extinguishment of debt, net of taxes of $47 .         --         78          --
                                                                              -------    -------     -------

       Net earnings ......................................................    $ 1,668      1,719       1,223
                                                                              =======    =======     =======

                                                                                                  (continued)


                                POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF EARNINGS, CONTINUED
                                  ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                         YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                                  2001             2000          1999
                                                             -------------     ------------  ------------
Net earnings per share - basic:
   Earnings before extraordinary item ..................     $         .82              .81           .56

   Extraordinary gain from extinguishment of debt ......                --              .04            --
                                                             -------------     ------------  ------------

       Net earnings per share - basic ..................     $         .82              .85           .56
                                                             =============     ============  ============

Net earnings per share - diluted:
   Earnings before extraordinary item ..................               .81              .81           .56

   Extraordinary gain from extinguishment of debt ......                --              .04            --
                                                             -------------     ------------  ------------

       Net earnings per share - diluted ................     $         .81              .85           .56
                                                             =============     ============  ============

   Weighted-average shares outstanding for basic .......         2,037,150        2,019,567     2,197,503
                                                             =============     ============  ============

   Weighted-average shares outstanding for diluted .....         2,064,328        2,019,632     2,204,244
                                                             =============     ============  ============

Dividends per share ....................................     $        .20              .20            .15
                                                             =============     ============  ============

See Accompanying Notes to Consolidated Financial Statements

                                            POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          ($ IN THOUSANDS)

                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                                                                                             COMPRE-
                                                                 ADDITIONAL    STOCK                         HENSIVE      TOTAL
                                                         COMMON   PAID-IN    INCENTIVE  TREASURY  RETAINED   INCOME   STOCKHOLDERS'
                                                          STOCK   CAPITAL      PLAN      STOCK    EARNINGS   (LOSS)      EQUITY
                                                        -------- ---------   ---------   ------- ---------- -------- --------------

Balance at December 31, 1998 ..........................  $    23   23,324        --          --     4,065      (377)     27,035
                                                                                                                        -------

Comprehensive income:
   Net earnings .......................................       --       --        --          --     1,223        --       1,223

   Net change in unrealized loss on
     available-for-sale securities, net of taxes ......       --       --        --          --        --      (725)       (725)
                                                                                                                        -------

   Comprehensive income ...............................                                                                     498
                                                                                                                        -------

Cash dividends paid on common stock ...................       --       --        --          --      (329)       --        (329)

Purchase of Treasury Stock
   (297,000 shares) ...................................       --       --        --      (3,000)       --        --      (3,000)

Common stock options exercised
   (25,458 shares) ....................................       --      258        --          --        --        --         258

Issuance of common stock to directors
   as compensation (11,228 shares) ....................       --      109        --          --        --        --         109

Shares issued in stock incentive plan
   (6,935 shares) .....................................       --       68       (68)         --        --        --          --

Shares committed to participants in
   stock incentive plan ...............................       --       --        12          --        --        --          12

Shares cancelled in stock incentive
   plan (575 shares) ..................................       --       (6)        6          --        --        --          --
                                                         -------  -------   -------    --------   -------   -------     -------

Balance at December 31, 1999 ..........................       23   23,753       (50)     (3,000)    4,959    (1,102)     24,583
                                                                                                                        -------

Comprehensive income:
   Net earnings .......................................       --       --        --          --     1,719        --       1,719

   Net change in unrealized loss on
     available-for-sale securities, net of taxes ......       --       --        --          --        --       729         729
                                                                                                                        -------

   Comprehensive income ...............................                                                                   2,448
                                                                                                                        -------

Shares committed to participants in
   stock incentive plan ...............................       --       --        11          --        --        --          11

Shares cancelled in stock incentive plan (1,010 shares)       --      (10)       10          --        --        --          --

Cash dividends paid ...................................       --       --        --          --      (404)       --        (404)

Issuance of common stock to directors
   as compensation (12,164 shares) ....................       --      109        --          --        --        --         109

Cancellation of common stock issued to
   directors as compensation (1,945 shares) ...........       --      (17)       --          --        --        --         (17)
                                                         -------  -------   -------    --------   -------   -------     -------

Balance at December 31, 2000 ..........................  $    23   23,835       (29)     (3,000)    6,274      (373)     26,730
                                                         =======  =======   =======    ========   =======   =======     =======

                                                                                                                     (continued)


                                            POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, CONTINUED
                                                          ($ IN THOUSANDS)

                                                                                                      ACCUMULATED
                                                                                                          OTHER
                                                                                                         COMPRE-
                                                               ADDITIONAL    STOCK                       HENSIVE      TOTAL
                                                       COMMON    PAID-IN   INCENTIVE TREASURY RETAINED    INCOME   STOCKHOLDERS'
                                                        STOCK    CAPITAL      PLAN    STOCK   EARNINGS    (LOSS)      EQUITY
                                                       -------  -------   -------   -------   -------   -------      -------

Balance at December 31, 2000 ........................  $    23   23,835       (29)   (3,000)    6,274      (373)      26,730
                                                                                                                     -------

Comprehensive income:
   Net earnings .....................................       --       --        --        --     1,668        --        1,668

   Net change in unrealized loss on
     available-for-sale securities, net of taxes ....       --       --        --        --        --       356          356
                                                                                                                     -------
   Comprehensive income .............................                                                                  2,024
                                                                                                                     -------

Shares committed to participants in
   stock incentive plan .............................       --       --        34        --        --        --           34

Shares issued in stock incentive plan (10,659 shares)       --      113      (113)       --        --        --           --

Shares cancelled in stock incentive plan (460 shares)       --       (4)        4        --        --        --           --

Cash dividends paid .................................       --       --        --        --      (407)       --         (407)

Common stock options exercised (7,337 shares) .......       --       70        --        --        --        --           70

Issuance of common stock to directors
   as compensation (8,532 shares) ...................       --       96        --        --        --        --           96
                                                       -------  -------   -------   -------   -------   -------      -------

Balance at December 31, 2001 ........................  $    23   24,110      (104)   (3,000)    7,535       (17)      28,547
                                                       =======  =======   =======   =======   =======   =======      =======



See Accompanying Notes to Consolidated Financial Statements

                                     POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    ($ IN THOUSANDS)
                                                                                              YEAR ENDED DECEMBER 31,
                                                                                          ------------------------------
                                                                                            2001       2000       1999
                                                                                          --------   --------   --------
Cash flows from operating activities:
     Net earnings ..............................................................          $  1,668      1,719      1,223
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses ..............................................             1,296        685        610
        Depreciation and amortization ..........................................               580        423        447
        Net amortization of fees, premiums, discounts and other ................               211        131        293
        Provision (credit) for deferred income taxes ...........................               108       (243)      (127)
        Common stock issued as compensation for services .......................                96         92        109
        Shares committed to participants in incentive stock plan ...............                34         11         12
        (Gain) loss on sale of securities ......................................              (741)       123        (38)
        Gain on sale of loans ..................................................                --         (6)       (32)
        Originations of loans held for sale ....................................                --     (7,082)    (2,496)
        Repayments of loans held for sale ......................................               273         --         --
        Proceeds from sale of loans held for sale ..............................                --      9,065        449
        (Increase) decrease in other assets ....................................            (1,403)      (687)       423
        Decrease (increase) in accrued interest receivable .....................               256       (660)      (105)
        Increase (decrease) in official checks .................................               434        585       (173)
        (Decrease) increase in accrued interest payable ........................              (140)       301         (7)
        Increase in other liabilities ..........................................               141        332          1
                                                                                          --------   --------   --------

           Net cash provided by operating activities ...........................             2,813      4,789        589
                                                                                          --------   --------   --------

Cash flows from investing activities:
     Purchase of securities available for sale .................................           (96,370)   (26,731)   (29,952)
     Proceeds from sale of securities ..........................................            59,455      8,955     17,083
     Maturities and calls of securities available for sale .....................            46,855     10,100     14,285
     Principal repayments on securities available for sale .....................             2,985      1,123      2,376
     Net increase in loans .....................................................           (31,393)   (23,007)   (23,560)
     Purchase of premises and equipment, net ...................................              (799)    (1,040)      (912)
     Cash paid for foreclosed real estate ......................................                --        (99)        --
     Proceeds from sale of foreclosed real estate ..............................                47        263        106
     Net increase in other securities ..........................................              (418)      (729)      (518)
     Increase in branch acquisition intangible asset ...........................            (3,630)        --         --
                                                                                          --------   --------   --------

           Net cash used in investing activities ...............................           (23,268)   (31,165)   (21,092)
                                                                                          --------   --------   --------

Cash flows from financing activities:
     Net increase in deposits ..................................................            31,885     14,960      4,964
     Net increase in Federal Home Loan Bank advances ...........................                --      9,940     20,060
     Net increase in other borrowings ..........................................            22,027      2,673      1,948
     (Decrease) increase in advance payments for taxes and insurance ...........               (81)       (86)        40
     Proceeds from exercise of stock options ...................................                70         --        258
     Cash dividends paid on common stock .......................................              (407)      (404)      (329)
     Purchase of treasury stock ................................................                --         --     (3,000)
                                                                                          --------   --------   --------

           Net cash provided by financing activities ...........................            53,494     27,083     23,941
                                                                                          --------   --------   --------

           Net increase in cash and cash equivalents ...........................            33,039        707      3,438

Cash and cash equivalents at beginning of year .................................             7,616      6,909      3,471
                                                                                          --------   --------   --------

Cash and cash equivalents at end of year .......................................          $ 40,655      7,616      6,909
                                                                                          ========   ========   ========
                                                                                                            (continued)


                                      POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                                    ($ IN THOUSANDS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------
                                                                                        2001          2000          1999
                                                                                    ----------        -----         ----
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest ..............................................................       $   10,593        9,004         6,911
                                                                                    ==========        =====        ======

      Income taxes ..........................................................       $    2,257          998           414
                                                                                    ==========        =====        ======

Noncash transactions:
   Reclassification of loans to foreclosed real estate ......................       $       29           --           257
                                                                                    ==========        =====        ======

   Reclassification of foreclosed real estate to loans ......................       $       --           --           247
                                                                                    ==========        =====        ======

   Accumulated other comprehensive income (loss), change in unrealized
      loss on securities available for sale .................................       $      356          729          (725)
                                                                                    ==========        =====        ======


   Activity in stock incentive plan, net ....................................       $      (75)          21           (50)
                                                                                    ==========        =====        ======

   Reclassification of foreclosed real estate to other assets ...............       $       --           75            23
                                                                                    ==========        =====        ======

   Transfer of loans to loans held for sale .................................       $       --        6,736            --
                                                                                    ==========        =====        ======

   Securitization of loans ..................................................       $   12,329           --            --
                                                                                    ==========        =====        ======

Acquisition of  branches:
   Fair value of premises and equipment acquired ............................       $      404           --            --
                                                                                    ==========        =====        ======

   Fair value of loans acquired .............................................       $   32,912           --            --
                                                                                    ==========        =====        ======

   Deposits assumed .........................................................       $   33,316           --            --
                                                                                    ==========        =====        ======

See Accompanying Notes to Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES GENERAL. Pointe Financial Corporation (the "Holding Company") owns 100% of
          Pointe Bank (the "Bank"), a state-chartered commercial bank and Pointe Financial Services, Inc., (collectively the "Company"). The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its ten banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary.

          In 2000, the Company formed Pointe Capital, an investment banking joint venture with First Integrated Capital Corporation, a subsidiary of McGinn, Smith & Company, Inc., a related party. Pointe Capital offers investment banking services to small and medium-size businesses in South Florida. The Company accounts for its investment in Pointe Capital using the equity method of accounting.

          On April 20, 2001, the Company purchased four branch offices in Miami-Dade County from another financial institution. The branches had a combined deposit base of approximately $55.0 million. The Company also acquired in this transaction consumer loans of approximately $7.5 million and $25.1 million of participation interests in existing commercial real estate loans in the seller's portfolio. The excess of the fair value of liabilities assumed over the fair value of tangible assets acquired in this transaction is being amortized on a straight line basis over fifteen years

     BASIS OF PRESENTATION. The accompanying consolidated financial statements include the Holding Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following summarizes the more significant of these policies and practices.

     USE OF ESTIMATES. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

     CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits with banks.

     SECURITIES. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported in other comprehensive income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity. (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES, CONTINUED
     LOANS. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

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

     LOANS HELD FOR SALE. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. At December 31, 2001 and 2000 the book value of loans held for sale approximated market value in the aggregate.

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

     FORECLOSED REAL ESTATE. Real estate acquired through, or in lieu of, foreclosure, is initially recorded at the lower of fair value or the loan balance plus acquisition costs at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in earnings.

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

     RECLASSIFICATION. Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(2) SECURITIES AVAILABLE FOR SALE
      Securities have been classified according to management's intent. The carrying amount of securities and their approximate fair values are summarized as follows (in thousands):

                                                          GROSS      GROSS
                                              AMORTIZED UNREALIZED UNREALIZED   FAIR
                                                COST      GAINS      LOSSES    VALUE
                                               -------   -------   -------    -------
     AT DECEMBER 31, 2001:
        U.S. Treasury securities ...........   $   506        11        --        517
        Mortgage-backed securities .........    17,313       242        (9)    17,546
        U.S. Government agency securities ..    25,035        83      (113)    25,005
        Tax exempt securities ..............     9,082        --      (206)     8,876
        Preferred stocks ...................     2,000        --       (36)     1,964
        Other ..............................       325        --        --        325
                                               -------   -------   -------    -------

           Total ...........................   $54,261       336      (364)    54,233
                                               =======   =======   =======    =======

     AT DECEMBER 31, 2000:
        U.S. Treasury securities ...........    11,137        23       (94)    11,066
        Mortgage-backed securities .........    12,771        53      (653)    12,171
        Mutual fund ........................     2,025        --       (85)     1,940
        U.S. Government agency securities ..    22,049        13      (112)    21,950
        Tax exempt securities ..............     6,037       247        --      6,284
        Other ..............................       250         9        --        259
                                               -------   -------   -------    -------

           Total ...........................   $54,269       345      (944)    53,670
                                               =======   =======   =======    =======

     At December 31, 2001 and 2000, approximately $517,000 and $505,000 respectively, of securities were pledged for the Company's treasury tax and loan account, approximately $28,046,000 and $11,262,000 were pledged as collateral for investment repurchase agreements and approximately $13,566,000 and $11,290,000 were pledged for public deposits.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(2)  SECURITIES AVAILABLE FOR SALE, CONTINUED
     The following summarizes sales of securities (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                -------------------------------

                                                  2001        2000       1999
                                                --------    --------   --------

         Proceeds from sale of securities ...   $ 59,455       8,955     17,083
                                                ========    ========   ========

         Gross gains from sale of securities         962          12         41
         Gross losses from sale of securities       (221)       (135)        (3)
                                                --------    --------   --------

         Net gains (losses) .................   $    741        (123)        38
                                                ========    ========   ========

     The scheduled maturities of securities available for sale at December 31, 2001 are as follows (in thousands):

                                                        AMORTIZED        FAIR
                                                           COST          VALUE
                                                         -------        -------
     Due in less than one year ..............            $   506            517
     Due from one to five years .............             25,060         25,030
     Due from five to ten years .............                300            300
     Due in over ten years ..................              9,082          8,876
     Mortgage-backed securities .............             17,313         17,546
     Preferred stock ........................              2,000          1,964
                                                         -------        -------

                                                         $54,261         54,233
                                                         =======        =======

(3)  LOANS
     The components of loans are summarized as follows (in thousands):

                                                             AT DECEMBER 31,
                                                     --------------------------
                                                        2001               2000
                                                     ---------        ---------

     Residential real estate ................        $  83,834           88,659
     Commercial real estate .................           58,711           29,699
     Commercial loans .......................           60,003           41,305
     Consumer loans .........................           23,719           15,468
                                                     ---------        ---------

                                                       226,267          175,131

     Deferred loan fees .....................             (481)            (210)
     Allowance for loan losses ..............           (2,407)          (1,792)
                                                     ---------        ---------

                                                     $ 223,379          173,129
                                                     =========        =========

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(3)  LOANS, CONTINUED

     An analysis of the change in the allowance for loan losses follows (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                            -----------------------------
                                                              2001       2000       1999
                                                            -------    -------    -------
     Balance at beginning of year .......................   $ 1,792      1,331      1,078
                                                            -------    -------    -------

     Loans charged-off ..................................    (1,150)      (239)      (361)
     Recoveries .........................................         4         15          4
                                                            -------    -------    -------

         Net loans charged-off ..........................    (1,146)      (224)      (357)
                                                            -------    -------    -------

     Provision for loan losses ..........................     1,296        685        610
     Reserve on loans received in acquisition of branches       465         --         --
                                                            -------    -------    -------

     Balance at end of year .............................   $ 2,407      1,792      1,331
                                                            =======    =======    =======

     The following summarizes the amount of impaired loans (in thousands):

                                                                           AT DECEMBER 31,
                                                                           --------------
                                                                            2001     2000
                                                                           -----    -----
         Loans identified as impaired:
            Gross loans with no related allowance for losses .......       $  --       --
            Gross loans with related allowance for
               losses recorded .....................................         150      150
            Less: Allowances on these loans ........................        (150)     (75)
                                                                           -----    -----

         Net investment in impaired loans ..........................       $  --       75
                                                                           =====    =====

     The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                                        2001   2000  1999
                                                                        ----   ----  ----

         Average investment in impaired loans ......................    $474   109    220
                                                                        ====   ===   ====

         Interest income recognized on impaired loans ..............    $ 13    --     --
                                                                        ====   ===   ====

         Interest income received on impaired loans ................    $ 13    --     --
                                                                        ====   ===   ====

     No additional funds are committed to be advanced in connection with impaired loans.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(4)  PREMISES AND EQUIPMENT
     Premises and equipment is summarized as follows (in thousands):

                                                             AT DECEMBER 31,
                                                            2001       2000
                                                          -------    -------
         Land .........................................   $   964        964
         Building .....................................       913        180
         Leasehold improvements .......................     1,100        986
         Furniture, fixtures and equipment ............     3,650      2,992
         Automobile ...................................        22         --
         Construction in process ......................        76        401
                                                          -------    -------

         Total, at cost ...............................     6,725      5,523

         Less accumulated depreciation and amortization    (3,260)    (2,681)
                                                          -------    -------

         Net book value ...............................   $ 3,465      2,842
                                                          =======    =======

     The Company leases eight of its banking offices. Rental expense was approximately $947,000, $534,000 and $487,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Approximate future minimum annual rental payments under noncancellable leases are as follows (in thousands):

      YEAR ENDING
      DECEMBER 31,                                                    AMOUNT
      ------------                                                    ------

         2002 .................................................       $1,321
         2003 .................................................          951
         2004 .................................................          853
         2005 .................................................          851
         2006 .................................................          558
         Thereafter ...........................................        1,064
                                                                      ------

         Total ................................................       $5,598
                                                                      ======

(5)  DEPOSITS
     The aggregate amount of jumbo certificates of deposit with a minimum denomination of $100,000, was approximately $42.5 million and $31.6 million at December 31, 2001 and 2000, respectively.

     At December 31, 2001, the scheduled maturities of certificates of deposit are as follows (in thousands):

      YEAR ENDING
      DECEMBER 31,                                               AMOUNT
      ------------                                               ------
         2002 .......................................          $ 89,476
         2003 .......................................             9,505
         2004 .......................................             2,439
         2005 .......................................             1,104
         2006 and thereafter ........................             1,509
                                                               --------

                                                               $104,033

(6) OTHER BORROWINGS
     The Company enters into investment repurchase agreements that require the Company to pledge securities as collateral for the balance in the accounts. At December 31, 2001 and 2000 the balance totaled $30.1 million and $8.1 million, respectively and the Company pledged securities as collateral for these agreements with a carrying value of approximately $28.0 million and $11.3 million, respectively.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(7)  ADVANCES FROM FEDERAL HOME LOAN BANK
     Maturities and interest rates on advances from the Federal Home Loan Bank
          ("FHLB") were as follows (dollars in thousands):

                                                       AT DECEMBER 31,
                 YEAR ENDING       INTEREST        --------------------
                 DECEMBER 31,        RATE           2001         2000
                 ------------     ---------        -------      -------

         2003 .............      5.33 - 6.53%      $15,000       15,000
         2005 .............      5.31 - 6.49%       20,000       15,000
         2008 .............         5.09%            5,000        5,000
         2010 .............      5.98 - 6.19%        5,000       10,000
                                                   -------      -------

         Total ............                        $45,000       45,000
                                                   =======      =======

     The FHLB has the option to call the above advances at an earlier date than the maturity date. At December 31, 2001 and 2000, pursuant to the collateral agreement with the FHLB, advances are collateralized by the Company's FHLB stock and a blanket lien on the Company's qualifying first mortgage, one-to-four family residential loans.

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

     The estimated fair values of the Company's financial instruments were as follows (in thousands):


                                            AT DECEMBER 31, 2001   AT DECEMBER 31, 2000
                                            --------------------   --------------------
                                             CARRYING     FAIR      CARRYING     FAIR
                                              AMOUNT      VALUE      AMOUNT     VALUE
                                            ----------  -------    ---------  ---------
      Financial assets:
      Cash and cash equivalents ..........   $ 40,655     40,655      7,616      7,616
      Securities available for sale ......     54,233     54,233     53,670     53,670
      Loans, net .........................    223,379    230,811    173,129    174,042
      Loans held for sale ................        446        446        719        719
      Accrued interest receivable ........      1,779      1,779      2,035      2,035
      Other securities ...................      3,379      3,379      2,961      2,961

      Financial liabilities:
      Deposit liabilities ................    225,825    225,827    161,136    161,381
      Other borrowings ...................     30,094     30,094      8,067      8,067
      Advances from Federal Home Loan Bank     45,000     45,095     45,000     44,647

     A summary of the notional amounts of the Company's financial instruments, which approximate fair value, with off balance sheet risk at December 31, 2001 follows (in thousands):

         Unfunded loan commitments at fixed rates .........     $ 3,012
                                                                =======

         Unfunded loan commitments at variable rates ......     $13,119
                                                                =======

         Available lines of credit ........................     $19,238
                                                                =======

         Standby letters of credit ........................     $ 1,495
                                                                =======

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(11) INCOME TAXES
     Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):


     YEAR ENDED DECEMBER 31, 2001:           CURRENT  DEFERRED   TOTAL
     -----------------------------           -------  --------   -----

         Federal ..........................   $  591       92       683
         State ............................      115       16       131
                                              ------   ------    ------

         Total ............................   $  706      108       814
                                              ======   ======    ======

     YEAR ENDED DECEMBER 31, 2000:
     -----------------------------

         Federal ..........................      903     (207)      696
         State ............................      161      (36)      125
                                              ------   ------    ------

         Total ............................   $1,064     (243)      821
                                              ======   ======    ======

     YEAR ENDED DECEMBER 31, 1999:
     -----------------------------

         Federal ..........................      756     (108)      648
         State ............................       89      (19)       70
                                              ------   ------    ------

         Total ............................   $  845     (127)      718
                                              ======   ======    ======

     The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                 2001    2000    1999
                                                                 ----    ----    ----
         Tax provision at statutory Federal rate .............    34%     34%     34%
         Increase (decrease) in taxes resulting from:
         State taxes, net of Federal tax benefit .............     3       3       3
         Tax-exempt income, net of disallowed interest expense    (4)     (3)     --
                                                                 ---     ---     ---

         Effective tax rates .................................    33%     34%     37%
                                                                 ===     ===     ===

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(11) INCOME TAXES, CONTINUED
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities relate to the following (in thousands):

                                                         AT DECEMBER 31,
                                                         ---------------
                                                          2001     2000
                                                          ----     ----
     Deferred tax assets:
         Allowance for loan losses ..................     $489      564
         Depreciation ...............................      172      156
         Interest income from impaired loans ........       24       25
         Stock incentive plan .......................       20        8
                                                          ----     ----

           Total gross deferred tax assets ..........      705      753
                                                          ----     ----

     Deferred tax liabilities:
         Deferred loan fees .........................       70      140
         Accrued dividends ..........................       17       18
         Intangible asset ...........................      134       --
         Other ......................................        1        4
                                                          ----     ----

           Total gross deferred tax liabilities .....      222      162
                                                          ----     ----

           Net deferred tax asset ...................     $483      591
                                                          ====     ====

(12)  RELATED PARTIES
      The Company has entered into transactions with officers, directors and principal stockholders in the ordinary course of business. Loans to such related parties amounted to approximately $7,758,000 and $3,343,000 at December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, total principal additions were approximately $5,401,000 and total principal payments were approximately $986,000. Deposits from such related parties at December 31, 2001 and 2000 were approximately $13,409,000 and $3,708,000, respectively.

(13) PROFIT SHARING PLAN
     The Company sponsors a 401(k) profit sharing plan (the "Plan"). The Plan is available to all employees electing to participate after meeting certain length-of-service requirements. The Company's contributions to the Plan are discretionary and are determined annually. Expense relating to the Company's contributions to the Plan included in the accompanying consolidated financial statements was $58,000, $53,000 and $26,000 for 2001, 2000 and 1999, respectively.

(14) DEFERRED COMPENSATION PLANS
     The Company has a deferred compensation plan for the Board of Directors.
          The plan permits the directors to receive common stock of the Company in lieu of cash as payment of their annual retainer fee for being directors and provides the directors the opportunity to defer portions of these retainers. At December 31, 2001, the total number of remaining shares available under this plan is 113,968. For the years ended December 31, 2001, 2000 and 1999, a total of 8,532, 12,164 and
          11,228 shares, respectively were paid in lieu of cash of $96,000, $109,000 and $109,000, respectively to the directors. For the year ended December 31, 2000, 1,945 of these shares were cancelled.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(15) STOCK AWARD PLANS
     Certain key employees and directors of the Company have options to purchase shares of the Company's common stock under a nonqualified stock option plan adopted in 1994. The Company's Board of Directors in 2001 determined that all new options will be granted under the 1998 Plan. In 1998 a new Incentive Compensation and Stock Award Plan was adopted under which both qualified and nonqualified options can be granted and stock can be awarded to employees as compensation. A total of 400,000 options or shares can be granted to directors and employees of the Company under this plan. As of December 31, 2001, 175,791 options or shares remain available for grant. A summary of stock option transactions follows ($ in thousands, except per share amounts):

                                                                        RANGE
                                                                       OF PER      WEIGHTED-
                                                                        SHARE       AVERAGE       AGGREGATE
                                                        NUMBER OF      OPTION      PER SHARE       OPTION
                                                         SHARES         PRICE        PRICE          PRICE
                                                       ----------    -----------   ----------     ---------
         Outstanding at December 31, 1998...........     267,950     $ 9.55-15.38      10.50        2,814

         Options granted............................      55,250             9.75       9.75          539
         Options exercised..........................     (25,458)      9.67-10.52      10.15         (258)
         Options forfeited..........................      (5,580)           10.52      10.52          (59)
                                                        --------                                   ------

         Outstanding at December 31, 1999...........     292,162       9.55-15.38      10.39        3,036

         Options granted............................      89,352        8.62-9.50       9.02          806
         Options forfeited..........................     (46,313)      9.00-15.38      10.56         (490)
                                                         -------                                    -----

         Outstanding at December 31, 2000...........     335,201       8.62-15.38      10.00        3,352

         Options granted............................      85,767      10.50-11.80      10.67          915
         Options exercised..........................      (7,337)       9.00-9.75       9.57          (70)
         Options forfeited..........................     (54,579)      9.00-15.38      10.65         (581)
                                                         -------                                   ------

         Outstanding at December 31, 2001...........     359,052    $  8.62-15.38      10.07        3,616
                                                         =======      ===========      =====       ======

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(15) STOCK AWARD PLANS, CONTINUED
     The weighted-average remaining contractual life of the outstanding stock options at December 31, 2001, 2000 and 1999 was fifty-six months, sixty-two months and thirty-five months, respectively.

     These options are exercisable as follows:

                                                NUMBER OF    WEIGHTED-AVERAGE
                  YEAR ENDING                    SHARES       EXERCISE PRICE
                  -----------                    ------       --------------
         Currently ...................          229,860          $ 10.14
         2002 ........................           62,333             9.85
         2003 ........................           44,403             9.80
         2004 ........................           22,456            10.58
                                                -------          -------

                                                359,052          $ 10.07
                                                =======          =======

     FASB Statement 123 requires proforma information regarding net earnings and earnings per share. This proforma information has been determined as if the Company had accounted for its stock options under the fair value method of that Statement and is as follows ($ in thousands, except per share amounts):


                                                                            YEAR ENDED DECEMBER 31,
                                                                        ----------------------------
                                                                         2001        2000     1999
                                                                        --------    -----   --------
         Grant date fair value of options issued during the year ....   $    1.12     .93       1.32
                                                                        =========   =====   ========

         Net earnings:
            As reported .............................................   $   1,668   1,719      1,223
                                                                        =========   =====   ========

            Proforma ................................................   $   1,571   1,534      1,071
                                                                        =========   =====   ========

         Basic earnings per share:
            As reported .............................................   $     .82     .85        .56
                                                                        =========   =====   ========

            Proforma ................................................   $     .77     .76        .49
                                                                        =========   =====   ========

         Diluted earnings per share:
            As reported.............................................    $     .81     .85        .56
                                                                        =========   =====   ========

            Proforma................................................    $     .76     .76        .49
                                                                        =========   =====   ========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                  YEAR ENDED DECEMBER 31,
                                               ----------------------------
                                                2001       2000      1999
                                                ----       ----      ----

         Risk-free interest rate ........        5.0%      5.5%      6.0%
         Dividend yield .................        4.0%      4.0%      4.0%
         Expected volatility ............       26.6%     15.7%     16.0%
         Expected life in years .........     5 or 10   5 or 10   5 or 10

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(15) STOCK AWARD PLANS, CONTINUED
     Also in April 1999, the Company awarded 6,935 shares of restricted common stock to employees under the 1998 Incentive Compensation and Stock Award Plan. During the year ended December 31, 2001, 10,659 shares were awarded. Four years following the date of grant these restricted stock awards become entirely vested. The Company is amortizing these restricted stock awards into salaries and employee benefits over the four-year period. From the date awarded, the employees are entitled to dividends paid on common stock and may vote these shares. During the years ended December 31, 2001, 2000 and 1999, 460 shares, 1,010 shares and 575 shares, respectively were forfeited due to employee termination. In 1999, 240 shares became entirely vested.

(16) REGULATORY MATTERS
     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Holding Company.

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

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(16) REGULATORY MATTERS, CONTINUED
     As of December 31, 2001, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and percentages as of December 31, 2001 and 2000 are also presented in the table (dollars in thousands).

                                                                                     MINIMUM
                                                                                   TO BE WELL
                                                                               CAPITALIZED UNDER
                                                            MINIMUM CAPITAL    PROMPT CORRECTIVE
                                              ACTUAL         REQUIREMENT       ACTION PROVISIONS
                                       -----------------    --------------    -------------------
                                       AMOUNT        %      AMOUNT     %      AMOUNT         %
                                       ------      -----    ------   ----     --------      -----

         AS OF DECEMBER 31, 2001:
             Total capital to Risk-
              Weighted assets:
                  Consolidated .....   $27,514      12.28%  $17,926   8.00%        N/A      N/A
             Bank ..................    25,202      11.30    17,841   8.00    $ 22,301      10.00%
             Tier I Capital to Risk-
              Weighted Assets:
                  Consolidated .....    25,107      11.20     8,963   4.00         N/A      N/A
                  Bank .............    22,795      10.22     8,921   4.00      13,381       6.00
             Tier I Capital
              to Average Assets
                  Consolidated .....    25,107       8.33    12,058   4.00         N/A      N/A
                  Bank .............    22,795       7.58    12,023   4.00      15,028       5.00

         AS OF DECEMBER 31, 2000:
             Total capital to Risk-
              Weighted assets:
                  Consolidated .....   $28,842      17.84%  $12,933   8.00%        N/A     N/A
             Bank ..................    25,870      15.99    12,941   8.00    $ 16,176      10.00%
             Tier I Capital to Risk-
              Weighted Assets:
                  Consolidated .....    27,050      16.73     6,467   4.00         N/A     N/A
                  Bank .............    24,078      14.88     6,470   4.00       9,706      6.00
             Tier I Capital
              to Average Assets
                  Consolidated .....    27,050      11.55     9,368   4.00         N/A     N/A
                  Bank .............    24,078      10.30     9,354   4.00      11,692      5.00


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(17) STOCKHOLDERS' EQUITY
     In 1999, the Company's Board of Directors approved a stock repurchase program. The program was initially allocated $3.0 million and in the year 2000, the Board authorized up to an additional $3.0 million to be used to repurchase Company stock. As of December 31, 2001, the Company has repurchased 297,000 shares in treasury stock at a net cost of approximately $3.0 million.

     The Company's ability to pay cash dividends on its common stock is limited to the amount of dividends it could receive from the Bank plus its own cash and cash equivalents, which amounted to $1,246,000 at December 31, 2001. The amount of dividends the Bank is permitted to pay to the Company is restricted to 100% of its calendar year-to-date net earnings plus retained earnings for the preceding two years. Twenty percent of the net earnings in the preceding two-year period may not be paid in dividends, but must be retained to increase capital surplus until such surplus equals the amount of the Bank's common stock then outstanding. In addition, no bank may pay a dividend at any time that net earnings in the current year when combined with retained earnings from the preceding two years produce a loss. Under Florida law, a Florida chartered commercial bank may not pay cash dividends that would cause the Bank's capital to fall below the minimum amount required by Federal or Florida law.

(18) EARNINGS PER SHARE
     Basic earnings per share represents earnings available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to earnings that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per common share have been computed based on the following (dollars in thousands):

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------
                                                                                 2001        2000         1999
                                                                               ---------   ---------   ---------
         Net earnings before extraordinary item applicable to
             common stock..................................................$       1,668       1,641       1,223
                                                                               =========   =========   =========

         Weighted-average number of common shares outstanding ..............   2,037,150   2,019,567   2,197,503
         Effect of dilutive options ........................................      27,178          65       6,741
                                                                               ---------   ---------   ---------

         Weighted-average number of common shares outstanding used
             to calculate diluted earnings per common share ................   2,064,328   2,019,632   2,204,244
                                                                               =========   =========   =========

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(19) COMPREHENSIVE INCOME
     The Company follows SFAS 130, REPORTING COMPREHENSIVE INCOME. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net earnings, are components of comprehensive income. The adoption of SFAS 130 had no effect on the Company's net earnings or stockholders' equity. The components of other comprehensive income and related tax effects are as follows (in thousands):


                                                                       BEFORE     TAX   AFTER
                                                                         TAX    EFFECT   TAX
                                                                      -------   ------   ----
         FOR THE YEAR ENDED DECEMBER 31, 2001:

         Unrealized holding gains ..................................  $ 1,312    (494)    818
         Reclassification adjustment for gains included
           in net earnings .........................................     (741)    279    (462)
                                                                      -------    ----    ----

                                                                      $   571    (215)    356
                                                                      =======    ====    ====

         FOR THE YEAR ENDED DECEMBER 31, 2000:

           Unrealized holding gains ................................    1,045    (393)    652
           Reclassification adjustment for losses included
             in net earnings .......................................      123     (46)     77
                                                                      -------    ----    ----

                                                                      $ 1,168    (439)    729
                                                                      =======    ====    ====

         FOR THE YEAR ENDED DECEMBER 31, 1999:

           Unrealized holding losses ...............................   (1,125)    424    (701)
           Reclassification adjustment for gains included
             in net earnings .......................................      (38)     14     (24)
                                                                      -------    ----    ----

                                                                      $(1,163)    438    (725)
                                                                      =======    ====    ====

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(20) INVESTMENT IN JOINT VENTURE
     The Company is a joint venture partner in Pointe Capital, which was formed in 2000 and is accounted for using the equity method of accounting. The following is a summary of condensed financial information pertaining to this joint venture (in thousands).

                                                  AT OR FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                                  ------------------------

                                                     2001         2000
                                                    -----       ------
         Total assets ........................      $ 707        1,013
                                                    =====       ======

         Total liabilities ...................          1           10
                                                    -----       ------

         Capital - the Company ...............        353          502
         Capital - other .....................        353          501
                                                    -----       ------

         Total equity ........................        706        1,003
                                                    -----       ------

         Total liabilities and equity ........      $ 707        1,013
                                                    =====       ======

         Total revenues ......................        202          235
         Total expenses ......................       (499)        (231)
                                                    -----       ------

         Net (loss) earnings .................      $(297)           4
                                                    =====       ======

     During the years ended December 31, 2001 and 2000, the Company recognized losses of $149,000 and earnings of $2,000, respectively related to its investment in this joint venture, which represents its distributive share of the joint ventures' net losses and income above. The Company's investment in this joint venture is included in other assets in the consolidated balance sheets.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(21)  HOLDING COMPANY FINANCIAL INFORMATION
     The Holding Company's unconsolidated financial information is as follows
          (in thousands):

                            CONDENSED BALANCE SHEETS
                                                                           AT DECEMBER 31,
                                                                         ------------------
                                                                         2001          2000
                                                                         ----          ----
             ASSETS

             Cash and cash equivalents ..............................    $  1,246     1,704
             Investment in subsidiaries .............................      26,243    23,765
             Other assets ...........................................       1,062     1,265
                                                                          -------    ------

                 Total assets .......................................    $ 28,551    26,734
                                                                         ========    ======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

             Other liabilities ......................................           4         4
             Stockholders' equity ...................................      28,547    26,730
                                                                         --------    ------

                 Total liabilities and stockholders' equity .........    $ 28,551    26,734
                                                                         ========    ======

                        CONDENSED STATEMENTS OF EARNINGS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             -------------------------------
                                                                 2001       2000      1999
                                                              --------    -------    ------

             Revenues .....................................   $     13          2        --
             Expenses .....................................       (467)      (124)     (113)
                                                              --------    -------    ------

                 Loss before earnings of subsidiaries .....       (454)      (122)     (113)
                 Earnings of subsidiaries .................      2,122      1,841     1,336
                                                              --------    -------    ------

                 Net earnings .............................   $  1,668      1,719     1,223
                                                              ========    =======    ======



                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


(21)  HOLDING COMPANY FINANCIAL INFORMATION, CONTINUED

                                           CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------------
                                                                                       2001          2000         1999
                                                                                     -------        -----        -----
         Cash flows from operating activities:
              Net earnings ......................................................    $ 1,668        1,719        1,223
              Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
                  Undistributed earnings of subsidiaries.........................     (2,122)      (1,841)      (1,336)
                  Common stock issued as compensation for services...............         96           92          109
                  Shares committed to participants in incentive stock plan.......         34           11           12
                  Decrease (increase) in other assets............................        203       (1,089)         (70)
                  Increase (decrease) in other liabilities.......................         --            2           (4)
                                                                                     -------        -----        -----

                     Net cash used in operating activities.......................       (121)      (1,106)         (66)
                                                                                     -------        -----        -----

         Cash flows from financing activities:
              Cash dividends paid on common stock................................       (407)        (404)        (329)
              Purchase of Treasury Stock.........................................         --           --       (3,000)
              Proceeds from exercise of stock options............................         70           --          258
                                                                                     -------        -----        -----

                     Net cash used in financing activities.......................       (337)        (404)      (3,071)
                                                                                     -------        -----        -----

         Net decrease in cash and cash equivalents...............................       (458)      (1,510)      (3,137)

         Cash and cash equivalents at beginning of the year......................      1,704        3,214        6,351
                                                                                       -----        -----        -----

         Cash and cash equivalents at end of year................................    $ 1,246        1,704        3,214
                                                                                     =======        =====        =====

         Noncash transactions:
              Change in investment in subsidiaries due to accumulated other comprehensive income (loss), change in securities available
                  for sale.......................................................   $    356          729         (725)
                                                                                     =======        =====        =====

              Activity in stock incentive plan, net..............................  $     (75)          21           50
                                                                                     =======        =====        =====

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION



Board of Directors
Pointe Financial Corporation
Boca Raton, Florida

    We have audited the accompanying consolidated financial statements of Pointe Financial Corporation and Subsidiaries at and for the year ended December 31, 2001, and have issued our report thereon dated January 16, 2002. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidating information in the accompanying schedules is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.



HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
January 16, 2002

                                     POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                               CONSOLIDATING BALANCE SHEET
                                                    DECEMBER 31, 2001
                                                     (IN THOUSANDS)

                                                              POINTE                  POINTE
                                                             FINANCIAL    POINTE     FINANCIAL               CONSOLIDATED
                                                            CORPORATION    BANK      SERVICES   ELIMINATIONS     TOTAL
                                                            -----------    ----      --------   ------------     -----
    ASSETS

Cash and cash equivalents...............................    $   1,246       40,655         7       (1,253)      40,655
Securities available for sale...........................           --       54,233        --           --       54,233
Loans, net..............................................           --      223,379        --           --      223,379
Loans held for sale.....................................           --          446        --           --          446
Accrued interest receivable.............................           --        1,779        --           --        1,779
Premises and equipment, net.............................           --        3,465        --           --        3,465
Other securities........................................           --        3,379        --           --        3,379
Investment in subsidiaries..............................       26,243           --        --      (26,243)          --
Branch acquisition intangible asset.....................           --        3,461        --           --        3,461
Deferred income tax asset...............................           22          461        --           --          483
Other assets............................................        1,040        1,075        --           --        2,115
                                                               ------      -------    ------       ------      -------

         Total..........................................     $ 28,551      332,333         7      (27,496)     333,395
                                                               ======      =======    ======       ======      =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits............................................           --      227,078        --       (1,253)     225,825
    Official checks.....................................           --        2,094        --           --        2,094
    Other borrowings ...................................           --       30,094        --           --       30,094
    Advances from the Federal Home
         Loan Bank......................................           --       45,000        --           --       45,000
    Accrued interest payable............................           --          849        --           --          849
    Advance payments for taxes and insurance............           --          284        --           --          284
    Other liabilities...................................            4          698        --           --          702
                                                               ------      -------    ------       ------      -------

         Total liabilities..............................            4      306,097        --       (1,253)     304,848
                                                               ------      -------    ------       ------      -------

Stockholders' equity:
    Common stock........................................           23          306         1         (307)          23
    Additional paid-in capital..........................       24,110       15,662       220      (15,882)      24,110
    Retained earnings...................................        7,535       10,285      (214)     (10,071)       7,535
    Accumulated other comprehensive income (loss).......          (17)         (17)       --           17          (17)
    Treasury stock......................................       (3,000)          --        --           --       (3,000)
    Stock incentive plan................................         (104)          --        --           --         (104)
                                                               ------      -------    ------       ------      -------

         Total stockholders' equity.....................       28,547       26,236         7      (26,243)      28,547
                                                               ------      -------    ------       ------      -------

         Total..........................................     $ 28,551      332,333         7      (27,496)     333,395
                                                               ======      =======    ======       ======      =======

                                     POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATING STATEMENT OF EARNINGS
                                              YEAR ENDED DECEMBER 31, 2001
                                                     (IN THOUSANDS)

                                                              POINTE                  POINTE
                                                             FINANCIAL    POINTE     FINANCIAL              CONSOLIDATED
                                                            CORPORATION    BANK      SERVICES  ELIMINATIONS    TOTAL
                                                            -----------   ------     --------  ------------ ------------
Interest income:
    Loans...............................................  $     -          17,934        -           -          17,934
    Securities available for sale.......................         12         3,258        -           -           3,270
    Other interest earning assets.......................        -             503        -           -             503
                                                             ------        ------     ------    ---------      -------

         Total interest income..........................         12        21,695        -           -          21,707
                                                             ------        ------     ------    ---------      -------

Interest expense:
    Deposits............................................        -           7,191        -           -           7,191
    Borrowings..........................................        -           3,262        -           -           3,262
                                                             ------        ------     ------    ---------      -------

         Total interest expense.........................        -          10,453        -           -          10,453
                                                             ------        ------     ------    ---------      -------

Net interest income.....................................         12        11,242        -           -          11,254

         Provision for loan losses......................        -           1,296        -           -           1,296
                                                             ------        ------     ------    ---------      -------

Net interest income after provision for loan losses.....         12         9,946        -           -           9,958
                                                             ------        ------     ------    ---------      -------

Noninterest income:
    Service charges on deposit accounts.................        -           1,314        -           -           1,314
    Loan servicing fees.................................        -              36        -           -              36
    Net realized gain on sale of securities.............        -             741        -           -             741
    Earnings of subsidiaries............................      2,122          -           -         (2,122)       -
    Broker fees.........................................        -             231        -           -             231
    Other...............................................          1           391        -           -             392
                                                             ------        ------     ------    ---------      -------

         Total noninterest income.......................      2,123         2,713        -         (2,122)       2,714
                                                             ------        ------     ------    ---------      -------

Noninterest expenses:
    Salaries and employee benefits......................        434         4,710        -           -           5,144
    Occupancy expense...................................        -           1,843        -           -           1,843
    Advertising and promotion...........................         47           352        -           -             399
    Professional fees...................................         42           218        -           -             260
    Federal deposit insurance premiums..................        -              34        -           -              34
    Data processing.....................................          6           585        -           -             591
    Amortization of intangible asset....................        -             169        -           -             169
    Other...............................................        222         1,528        -           -           1,750
                                                             ------        ------     ------    ---------      -------

         Total noninterest expenses.....................        751         9,439        -           -          10,190
                                                             ------        ------     ------    ---------      -------

         Earnings before income taxes...................      1,384         3,220        -         (2,122)       2,482

    Income taxes (benefit)..............................       (284)        1,098        -           -             814
                                                             ------        ------     ------    ---------      -------

              Net earnings..............................    $ 1,668         2,122        -         (2,122)       1,668
                                                             ======        ======     ======    =========      =======

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Company.

         The information contained under the caption "Election of Directors" to appear in the Company's definitive proxy statement relating to the Company's 2002 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part I of this Report on Form 10-K.

         The following table sets forth information concerning the executive officers of the Company and the Bank.

Name                                     Position                                                       Age
----                                     --------                                                       ---
R. Carl Palmer, Jr.                 Chairman of Pointe Financial Corporation,
                                    President and Chief Executive Officer of the                         61
                                    Company and the Bank

Beverly P. Chambers                 Senior Vice President of the Company and the Bank                    51

Bradley R. Meredith                 Senior Vice President and Chief Financial Officer of the             48
                                    Company and the Bank

         R. Carl Palmer, Jr. Mr. Palmer joined the Company and Bank in 1995 as Chief Executive Officer, President and director. He was elected to serve as Chairman of the Company in November 2000. He began his banking career at Chemical Bank in New York in 1964. In 1979, he moved to South Florida as an Executive Vice President for Southeast Banking Corporation where he had responsibilities for business development, business banking and community banking. From 1988 to 1991, he was President, Chief Operating Officer and Director of BancFlorida in Naples, Florida. He became a Senior Associate with Martin W. Taplin & Associates, Inc., a real estate investment firm, in 1991. Mr. Palmer received a B.A. from Dartmouth College in 1962, an M.B.A. from Amos Tuck School in 1963 and a J.D. from New York Law School in 1969. Mr. Palmer resides in Palm Beach County.

         Beverly P. Chambers. Ms. Chambers joined the Company and Bank in 1995 with twenty-five years of banking experience and manages marketing and human resources. Prior to joining the Company, she spent three years as a Senior Vice President and Manager of Private Banking for NationsBank of Florida. Prior to that position, Ms. Chambers was a Senior Vice President of Southeast Banking Corporation managing commercial banking, marketing and private banking departments. Ms. Chambers received an M.S. from Florida State University in 1973. Ms. Chambers resides in Broward County. Ms. Chambers resigned from the Company and Bank due to personal reasons in March, 2002.

         Bradley R. Meredith. Mr. Meredith joined the Company and Bank in 1997, after eight years as Executive Vice President and Chief Financial Officer for First Family Financial Corporation in Central Florida. The majority of his nineteen years of banking experience has been with community banks. Mr. Meredith graduated from DePaul University with a B.S. in Finance in 1982. Mr. Meredith received a diploma from the Graduate School of Banking at the University of Wisconsin in 1989. Mr. Meredith resides in Palm Beach County.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The Following Documents Are Filed as Part of this Report:

                  (1)      Financial Statements.

                           The following consolidated financial statements of
                           the Company and the report of the independent
                           certified public accountants thereon filed with this
                           report:
                           Report of Independent Certified Public Accountants
                           (Hacker, Johnson & Smith, P.A.)                           F-1

                           Consolidated Statements of Financial Condition as of
                           December 31, 2001 and 2000.                               F-2

                           Consolidated Statements of Earnings for the years
                           ended December 31, 2001, 2000 and 1999.                   F-3

                           Consolidated Statements of Stockholder's Equity for
                           the years ended December 31, 2001, 2000 and 1999.         F-5

                           Consolidated Statements of Cash Flows for the years
                           ended December 31, 2001, 2000 and 1999.                   F-7

                           Notes to Consolidated Financial Statements.               F-9

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

                  10.12** 1998 Incentive Compensation and Stock Award Plan (Exhibit 10.12 to the Registration Statement).

                  10.13*** Employment agreement between the company and R. Carl
                           Palmer, Jr. (Exhibit 10.13 to the 1999 Form 10-K filed February 23, 2000).

                  10.14*** Employment agreement between the company and Beverly
                           P. Chambers (Exhibit 10.14 to the 1999 Form 10-K filed February 23, 2000).

                  10.15*** Employment agreement between the company and Bradley
                           R. Meredith (Exhibit 10.15 to the 1999 Form 10-K filed February 23, 2000).

                  10.16 Branch Purchase and Deposit Assumption Agreement by and between Pointe Bank and Republic Bank dated January 4, 2001, Amendment included (Exhibit 10.16 to the Form 10-QSB filed May 8, 2001.)

                  11.1 Statement regarding calculation of earnings per common share (included in the Audited Consolidated Financial Statements in the 2001 Form 10-K).

                  12.1 Statement regarding calculation of ratio of earnings to fixed charges (included in the Audited Consolidated Financial Statements in the 2001
                           Form 10-K).

                  21.1 Subsidiaries of the Registrant (included in the Audited Consolidated Financial Statements in the 2001 Form 10-K).


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

                                   SIGNATURES

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

                                        POINTE FINANCIAL CORPORATION

                                        By: /s/ R. Carl Palmer, Jr.
                                            ------------------------
                                        R. Carl Palmer, Jr.
                                        Chairman of the Board, Chief Executive
                                        Officer and President

                                        Dated:  March 19, 2002
                                               ---------------------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                         Title                                  Date
/s/ R. Carl Palmer, Jr.                      Chairman of the Board,             March 19, 2002
-------------------------                    Chief Executive Officer
R. Carl Palmer, Jr.                          and President

/s/ Timothy M. McGinn                        Vice Chairman of the Board         March 19, 2002
-------------------------
Timothy M. McGinn

/s/Bradley R. Meredith                       Chief Financial Officer,           March 19, 2002
-------------------------                    Senior Vice President
Bradley R Meredith

/s/ Clarita Kassin                           Director                           March 19, 2002
-------------------------
Clarita Kassin

/s/ Morris Massry                            Director                           March 19, 2002
-------------------------
Morris Massry

/s/ D. Richard Mead, Jr.                     Director                           March 19, 2002
-------------------------
D. Richard Mead, Jr.

/s/ Parker D. Thomson                        Director                           March 19, 2002
-------------------------
Parker D. Thomson
