Form 10QSB
period 2002-03-31
POINTE FINANCIAL CORP
filed 2002-04-26
CIK 917331

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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
YES   X     NO
    -----     ----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                   2,082,778 shares
--------------------------------------           -------------------------------
            (class)                              Outstanding at April 25, 2002

   Transitional small business disclosure format (check one):
YES         NO  X
    -----     -----

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                                                              PAGE

     Condensed Consolidated Balance Sheets -
       at March 31, 2002 (unaudited) and at December 31, 2001...................................................2

     Condensed Consolidated Statements of Earnings -
       Three Months ended March 31, 2002 and 2001 (unaudited)...................................................3

     Condensed Consolidated Statement of Changes in Stockholders' Equity -
       Three Months ended March 31, 2002 (unaudited)............................................................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months ended March 31, 2002 and 2001 (unaudited).................................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited).........................................7-8

     Review by Independent Certified Public Accountants.........................................................9

     Report on Review by Independent Certified Public Accountants..............................................10

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS..............................................................................11-13

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................14

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS..................................................................................14

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................15-16

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                 AT
                                                                                    ----------------------------
                                                                                    MARCH 31,        DECEMBER 31,
    ASSETS                                                                            2002               2001
                                                                                    ---------         ----------
                                                                                   (UNAUDITED)
Cash and due from banks .........................................................   $   6,972              9,313
Interest-bearing deposits with banks ............................................       3,823             31,342
                                                                                    ---------          ---------

       Total cash and cash equivalents ..........................................      10,795             40,655

Securities available for sale ...................................................      61,678             54,233
Loans, net of allowance for loan losses of $2,556 in 2002 and $2,407 in 2001 ....     224,555            223,379
Loans held for sale .............................................................         197                446
Accrued interest receivable .....................................................       2,059              1,779
Premises and equipment, net .....................................................       3,433              3,465
Federal Home Loan Bank stock, at cost ...........................................       2,900              2,900
Federal Reserve Bank stock, at cost .............................................         479                479
Foreclosed real estate ..........................................................         250                 --
Deferred income tax asset .......................................................         483                483
Branch acquisition intangible asset .............................................       3,397              3,461
Other assets ....................................................................       2,287              2,115
                                                                                    ---------          ---------

       Total ....................................................................   $ 312,513            333,395
                                                                                    =========          =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing demand deposits ..........................................      46,416             41,197
   Savings and NOW deposits .....................................................      20,671             20,056
   Money-market deposits ........................................................      57,853             60,539
   Time deposits ................................................................      92,137            104,033
                                                                                    ---------          ---------

       Total deposits ...........................................................     217,077            225,825

   Official checks ..............................................................       1,360              2,094
   Other borrowings .............................................................      18,839             30,094
   Advances from Federal Home Loan Bank .........................................      45,000             45,000
   Accrued interest payable .....................................................         672                849
   Advance payments by borrowers for taxes and insurance ........................         477                284
   Other liabilities ............................................................         464                702
                                                                                    ---------          ---------

       Total liabilities ........................................................     283,889            304,848
                                                                                    ---------          ---------

Stockholders' equity:
   Preferred stock ..............................................................          --                 --
   Common stock .................................................................          24                 23
   Additional paid-in capital ...................................................      24,445             24,110
   Retained earnings ............................................................       7,830              7,535
   Accumulated other comprehensive loss .........................................        (582)               (17)
   Treasury stock, at cost ......................................................      (3,000)            (3,000)
   Stock incentive plan .........................................................         (93)              (104)
                                                                                    ---------          ---------

       Total stockholders' equity ...............................................      28,624             28,547
                                                                                    ---------          ---------

       Total ....................................................................   $ 312,513            333,395
                                                                                    =========          =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -----------------------
                                                            2002         2001
                                                         ----------   ----------
                                                               (UNAUDITED)
Interest income:
    Loans ............................................   $    4,168        3,973
    Securities available for sale ....................          955          846
    Other interest-earning assets ....................           71           86
                                                         ----------   ----------

         Total interest income .......................        5,194        4,905
                                                         ----------   ----------

Interest expense:
    Deposits .........................................        1,289        1,748
    Borrowings .......................................          728          805
                                                         ----------   ----------

         Total interest expense ......................        2,017        2,553
                                                         ----------   ----------

Net interest income ..................................        3,177        2,352

         Provision for loan losses ...................          471          150
                                                         ----------   ----------

Net interest income after provision for loan losses ..        2,706        2,202
                                                         ----------   ----------

Noninterest income:
    Service charges on deposit accounts ..............          378          238
    Loan servicing fees ..............................            8           11
    Net realized gains on sale of securities .........          253           50
    Loan correspondent fees ..........................           33           46
    Other ............................................           89          137
                                                         ----------   ----------

         Total noninterest income ....................          761          482
                                                         ----------   ----------

Noninterest expenses:
    Salaries and employee benefits ...................        1,408        1,077
    Occupancy expense ................................          560          290
    Advertising and promotion ........................          101           86
    Professional fees ................................           95           53
    Federal deposit insurance premiums ...............           10            8
    Data processing ..................................          170          123
    Amortization of intangible asset .................           64           --
    Other ............................................          495          349
                                                         ----------   ----------

         Total noninterest expenses ..................        2,903        1,986
                                                         ----------   ----------

         Earnings before income taxes ................          564          698

Income taxes .........................................          166          238
                                                         ----------   ----------

         Net earnings ................................   $      398          460
                                                         ==========   ==========

Earnings per share:
    Basic ............................................   $      .19          .23
                                                         ==========   ==========

    Diluted ..........................................   $      .19          .23
                                                         ==========   ==========

Weighted-average shares outstanding for basic ........    2,063,652    2,027,199
                                                         ==========   ==========

Weighted-average shares outstanding for diluted ......    2,106,453    2,039,195
                                                         ==========   ==========

Dividends per share ..................................   $      .05          .05
                                                         ==========   ==========


See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2002
                                 (IN THOUSANDS)

                                                                                                          ACCUMULATED
                                                                                                            OTHER
                                                                                                            COMPRE-
                                                               ADDITIONAL   STOCK                           HENSIVE     TOTAL
                                                       COMMON    PAID-IN  INCENTIVE  TREASURY    RETAINED   INCOME    STOCKHOLDERS'
                                                        STOCK    CAPITAL     PLAN      STOCK     EARNINGS    (LOSS)     EQUITY
                                                       -------   -------    -------    -------    -------    -------    -------
Balance at December 31, 2001 .......................   $    23    24,110       (104)    (3,000)     7,535        (17)    28,547
                                                                                                                        -------

Comprehensive loss:
     Net earnings (unaudited) ......................        --        --         --         --        398         --        398

     Net change in unrealized
         loss on securities available for sale,
         net of taxes (unaudited) ..................        --        --         --         --         --       (565)      (565)
                                                                                                                        -------

Comprehensive loss (unaudited) .....................                                                                       (167)
                                                                                                                        -------

Exercise of employee stock options
     (unaudited) ...................................         1       337         --         --         --         --        338

Shares committed to participants
     in stock incentive plan (unaudited) ...........        --        --          9         --         --         --          9

Committed shares cancelled in stock
     incentive plan (unaudited) ....................        --        (2)         2         --         --         --         --

Cash dividends paid (unaudited) ....................        --        --         --         --       (103)        --       (103)
                                                       -------   -------    -------    -------    -------    -------    -------

Balance at March 31, 2002
     (unaudited) ...................................   $    24    24,445        (93)    (3,000)     7,830       (582)    28,624
                                                       =======   =======    =======    =======    =======    =======    =======



See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                       ----------------------------
                                                                                         2002                2001
                                                                                       --------            --------
                                                                                                (UNAUDITED)
Cash flows from operating activities:
 Net earnings .....................................................................    $    398                 460
 Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
        Provision for loan losses .................................................         471                 150
        Depreciation and amortization .............................................         177                 391
        Net amortization of fees, premiums, discounts and other ...................         152                 134
        Shares committed to participants in stock incentive plan ..................           9                   5
        Gain on sale of securities ................................................        (253)                (50)
        Repayments of loans held for sale .........................................         249                   9
        Increase in accrued interest receivable ...................................        (280)                (35)
        Decrease (increase) in other assets .......................................         174                (631)
        (Decrease) increase in official checks ....................................        (734)                149
        (Decrease) increase in accrued interest payable ...........................        (177)                  9
        Decrease in other liabilities .............................................        (238)               (321)
                                                                                       --------            --------

            Net cash (used in) provided by operating activities ...................         (52)                270
                                                                                       --------            --------

Cash flows from investing activities:
    Purchase of securities available for sale .....................................     (50,017)            (18,520)
    Proceeds from sale of securities available for sale ...........................      26,502               3,057
    Maturities and calls of securities available for sale .........................      14,250              14,795
    Principal repayments on securities available for sale .........................       1,096                 426
    Net increase in loans .........................................................      (1,976)             (6,498)
    Purchase of premises and equipment, net .......................................        (145)               (474)
                                                                                       --------            --------

            Net cash used in investing activities .................................     (10,290)             (7,214)
                                                                                       --------            --------

Cash flows from financing activities:
    Net (decrease) increase in deposits ...........................................      (8,691)             12,368
    Net (decrease) increase in other borrowings ...................................     (11,255)              3,143
    Increase in advance payments by borrowers for taxes and insurance .............         193                 278
    Cash dividends paid on common stock ...........................................        (103)               (102)
    Proceeds from exercise of stock options .......................................         338                  --
                                                                                       --------            --------

            Net cash (used in) provided by financing activities ...................     (19,518)             15,687
                                                                                       --------            --------

            Net (decrease) increase in cash and cash equivalents ..................     (29,860)              8,743

Cash and cash equivalents at beginning of period ..................................      40,655               7,616
                                                                                       --------            --------

Cash and cash equivalents at end of period ........................................    $ 10,795              16,359
                                                                                       ========            ========

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        --------------------
                                                                                          2002         2001
                                                                                        -------      -------
                                                                                            (UNAUDITED)
Supplemental disclosure of cash flow information: Cash paid during the period for:
   Interest ...................................................................         $ 2,194        2,544
                                                                                        =======        =====

   Income taxes ...............................................................         $    --          530
                                                                                        =======      =======

Noncash transactions:
   Reclassification of loans to foreclosed real estate ........................         $   250           --
                                                                                        =======      =======

   Accumulated other comprehensive (loss) income, change in unrealized
       loss on securities available for sale, net .............................         $  (565)         232
                                                                                        =======      =======

    Activity in stock incentive plan, net .....................................         $    11          (78)
                                                                                        =======      =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. GENERAL. In the opinion of the management of Pointe Financial Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations and other data for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

        Pointe Financial Corporation (the "Holding Company") owns 100% of Pointe Bank (the "Bank"), a state-chartered commercial bank, and Pointe Financial Services, Inc. On February 12, 2002, the Bank incorporated an additional subsidiary, Will No-No, Inc., a Florida Corporation, which owns, maintains, and disposes of the Bank's foreclosed assets (collectively, the "Company"). The Bank provides a variety of community banking services to small and middle-market business and individuals through its ten banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary and Will No-No, Inc. had minimal activity during the three months ended March 31, 2002.

2. LOAN IMPAIRMENT AND LOAN LOSSES. The activity in the allowance for loan losses is as follows (in thousands):

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                  -------------------
                                                                                                  2002          2001
                                                                                                  ----          ----

            Balance at beginning of period..............................................        $ 2,407         1,792
            Provision charged to earnings...............................................            471           150
            (Charge-offs), net of recoveries............................................           (321)          (39)
                                                                                                 ------         ----- -

            Balance at end of period....................................................        $ 2,556         1,903
                                                                                                =======         =====

        The following summarizes the amount of impaired loans (in thousands):

                                                                                                         AT
                                                                                               ------------------------
                                                                                               MARCH 31,      DECEMBER 31,
                                                                                                 2002            2001
                                                                                                 ----            ----
            Loans identified as impaired:
                Gross loans with related allowance for losses recorded..................        $    --           150
                Less allowance on these loans...........................................             --          (150)
                                                                                                -------        ------

            Net investment in impaired loans............................................        $    --            --
                                                                                                =======        ======

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

2. LOAN IMPAIRMENT AND LOAN LOSSES, CONTINUED. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                                -------------------
                                                                                                 2002          2001
                                                                                                -----          ----

            Average net investment in impaired loans....................................        $   -             75
                                                                                                  =====           ==

            Interest income recognized on impaired loans................................        $   -            -
                                                                                                  =====        =====

            Interest income received on impaired loans..................................        $   -            -
                                                                                                  =====        =====

3. EARNINGS PER SHARE. Basic earnings per share represents earnings available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to earnings that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per common share have been computed based on the following (dollars in thousands):

                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                               --------------------
                                                                                                2002         2001
                                                                                                ----         ----
                Net earnings applicable to common stock                                             398           460
                                                                                              =========     =========

                Weighted-average number of common shares outstanding                          2,063,652     2,027,199
                Effect of dilutive options                                                       42,801        11,996
                                                                                              ---------     ---------

                Weighted-average number of common shares outstanding used to
                    calculate diluted earnings per common share                               2,106,453     2,039,195
                                                                                              =========     =========

4. REGULATORY CAPITAL. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2002 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                           REGULATORY
                                                                                              ACTUAL       REQUIREMENT
                                                                                              ------       -----------

        Total capital to risk-weighted assets...........................................      11.84%         8.00%
        Tier I capital to risk-weighted assets..........................................      10.68%         4.00%
        Tier I capital to total assets - leverage ratio.................................       7.33%         4.00%

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Pointe Financial Corporation and subsidiaries (the "Company") as of March 31, 2002, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2002 and 2001, and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 16, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 10, 2002

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               COMPARISON OF MARCH 31, 2002 AND DECEMBER 31, 2001


LIQUIDITY AND CAPITAL RESOURCES
      The Company's primary sources of cash during the three months ended March 31, 2002 was from net deposit inflows of $8.7 million, an increase in other borrowings of $11.3 million and proceeds from the sale, maturity and call of securities available for sale of $40.8 million. Cash was used primarily for net loan originations of $1.7 million and the purchase of securities totaling $50.0 million. At March 31, 2002, the Company had outstanding commitments to originate loans of $10.2 million and time deposits of $79.4 million that mature in one year or less. It is expected that these requirements will be funded from the sources described above. At March 31, 2002, the Bank exceeded its regulatory liquidity requirements.

      The following table shows selected rates for the periods ended or at the dates indicated:

                                                                    THREE MONTHS                      THREE MONTHS
                                                                        ENDED        YEAR ENDED          ENDED
                                                                       MARCH 31,     DECEMBER 31,       MARCH 31,
                                                                         2002           2001              2001
                                                                       --------       ---------        ---------
        Average equity as a percentage
           of average assets.........................................    8.90%            9.20%           10.63%

        Equity to total assets at end of period......................    9.16%            8.56%           10.48%

        Return on average assets (1).................................     .49%             .55%             .73%

        Return on average equity (1).................................    5.53%            6.02%            6.83%

        Noninterest expense to average assets (1)....................    3.59%            3.38%            3.13%

        Nonperforming loans and foreclosed real estate
           to total assets at end of period..........................     .24%             .31%             .85%



        (1)  Annualized for the three months ended March 31, 2002 and 2001.

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

                                                                           THREE MONTHS ENDED MARCH 31,
                                                            -------------------------------------------------------------
                                                                        2002                             2001
                                                            -----------------------------      --------------------------
                                                                      INTEREST    AVERAGE               INTEREST   AVERAGE
                                                            AVERAGE      AND       YIELD/      AVERAGE     AND      YIELD/
                                                            BALANCE   DIVIDENDS    RATE        BALANCE  DIVIDENDS    RATE
                                                            -------   ---------    ----        -------  ---------    ----
                                                                                  ($ IN THOUSANDS)
      Interest-earning assets:
         Loans....................................        $ 222,850       4,168      7.48%   $ 177,604     3,973     8.95%
         Securities...............................           73,672         955      5.19       53,165       846     6.37
         Other interest-earning assets (1)........            8,800          71      3.23        9,154        86     3.76
                                                          ---------     -------               --------   -------

             Total interest-earning assets........          305,322       5,194      6.80      239,923     4,905     8.18
                                                                        -------                          -------

         Noninterest-earning assets (2)...........           18,271                             13,534
                                                            -------                           --------

             Total assets.........................        $ 323,593                          $ 253,457
                                                          =========                          =========

      Interest-bearing liabilities:
         Savings and NOW deposits.................           19,882          36       .72       12,496        45     1.44
         Money-market deposits....................           61,167         299      1.96       37,688       382     4.05
         Time deposits............................           97,305         954      3.92       88,008     1,321     6.00
         Borrowings (3)...........................           69,696         728      4.18       54,869       805     5.87
                                                          ---------     -------              ---------   -------

             Total interest-bearing liabilities...          248,050       2,017      3.25      193,061     2,553     5.29
                                                                        -------                          -------

         Demand deposits..........................           42,524                             30,265
         Noninterest-bearing liabilities..........            4,221                              3,186
         Stockholders' equity.....................           28,798                             26,945
                                                          ---------                          ---------

             Total liabilities and stockholders'
                 equity...........................        $ 323,593                          $ 253,457
                                                          =========                          =========

      Net interest income.........................                      $ 3,177                          $ 2,352
                                                                        =======                          =======

      Interest-rate spread (4)....................                                   3.55%                           2.89%
                                                                                     ====                            ====

      Net interest margin (5).....................                                   4.16%                           3.92%
                                                                                     ====                            ====

      Ratio of average interest-earning assets to
         average interest-bearing liabilities.....             1.23                               1.24
                                                          =========                          =========

----------
(1) Includes interest-bearing deposits, federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock.
(2)        Includes nonaccrual loans.
(3) Includes advances from Federal Home Loan Bank and investment repurchase agreements.
(4) Interest-rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5) Net interest margin is net interest income divided by average interest-earning assets.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


GENERAL. Net earnings for the three months ended March 31, 2002 were $398,000 or $.19 basic and diluted earnings per share compared to net earnings of $460,000 or $.23 basic and diluted earnings per share for the three months ended March 31, 2001. The decrease in the Company's net earnings was primarily due to an increase in noninterest expenses and the provision for loan losses, partially offset by an increase in net interest income and noninterest income.

INTEREST INCOME AND EXPENSE. Interest income increased by $289,000, or 5.89%, from $4.9 million for the three months ended March 31, 2001 to $5.2 million for the three months ended March 31, 2002. Interest income on loans increased $195,000 primarily due to an increase in the average loan portfolio balance from $177.6 million for the three months ended March 31, 2001 to $222.9 million for the comparable period in 2002, partially offset by a decrease in the average yield from 8.95% in 2001 to 7.48% in 2002. Interest on securities increased $109,000 primarily due to an increase in the average securities portfolio balance from $53.2 million in 2001 to $73.7 million in 2002, partially offset by a decrease in the weighted-average yield of 1.18%.

      Interest expense on deposits decreased to $1.3 million for the three months ended March 31, 2002 from $1.7 million for the three months ended March 31, 2001. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 5.06% in 2001 to 2.89% in 2002, partially offset by an increase in the average balance from $138.2 million in 2001 to $178.4 million in 2002.

      Interest expense on borrowings decreased $77,000 to $728,000 for the three months ended March 31, 2002 from $805,000 for the three months ended March 31, 2001. Interest expense on borrowings decreased due to a decrease in the weighted-average rate paid for the three months ended March 31, 2002 compared to the same period in 2001, partially offset by an increase in the average balance of borrowings outstanding from $54.9 million in 2001 to $69.7 million in 2002.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $471,000 for the three months ended March 31, 2002 compared to $150,000 for the comparable period in 2001. Management believes the balance in the allowance for loan losses of $2.6 million at March 31, 2002 is adequate.

NONINTEREST INCOME. Noninterest income increased $279,000 primarily due to an increase in service charges on deposit accounts of $140,000 and an increase in realized gains of the sale of securities of $203,000 for the three months ended March 31, 2002 when compared to the same period in 2001.

NONINTEREST EXPENSES. Noninterest expenses increased $917,000 for the three months ended March 31, 2002 compared to the same period in 2001, primarily due to increases in salaries and employee benefits of $331,000, occupancy expense of $270,000, amortization of an intangible asset of $64,000, and other expenses of $146,000 which relates to the Company's overall expansion plans which included the acquisition of branches in 2001.

PROVISION FOR INCOME TAXES. The income tax provision for the three months ended March 31, 2002 was $166,000 (an effective rate of 29.4%) compared to $238,000 (an effective rate of 34.1%) for the comparable 2001 period.

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

The Company does not engage in trading or hedging activities and does not invest in interest-rate derivatives or enter into interest rate swaps. Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2001.

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

         10.12**  1998 Incentive Compensation and Stock Award Plan (Exhibit
                  10.12 to the Registration Statement).

         10.13*** Employment agreement between the Company and R. Carl Palmer,
                  Jr. (Exhibit 10.13 to the 1999 Form 10-K filed February 23,
                  2000).

         10.15*** Employment agreement between the Company and Bradley R.
                  Meredith (Exhibit 10.15 to the 1999 Form 10-K filed February 23, 2000).

         10.16 Branch Purchase and Deposit Assumption Agreement by and between Pointe Bank and Republic Bank dated January 4, 2001, Amendment included (Exhibit 10.16 to the Form 10-QSB filed May 8, 2001).

         11.1 Statement regarding calculation of earnings per common share (included in Note 3 to the Condensed Consolidated Financial Statements).

         21.1 Subsidiaries of the Registrant (included in the Audited Consolidated Financial Statements in the 2001 Form 10-K).




* Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

** Exhibits 10.1, 10.2, 10.11 and 10.12 are compensatory plans or arrangements.

***    Contracts with Management.

(b)   Reports on Form 8-K

      The Company did not file any Form 8-K's during the three months ended March 31, 2002.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES




                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              POINTE FINANCIAL CORPORATION
                                 (Registrant)







Date: April 25, 2002             By: /s/ R. Carl Palmer, Jr.
--------------------             ----------------------------------------
                                     R. Carl Palmer, Jr., President and
                                     Chief Executive Officer




Date: April 25, 2002             By: /s/ Bradley R. Meredith
--------------------             ----------------------------------------
                                     Bradley R. Meredith, Senior Vice President
                                     and Chief Financial Officer