Form 10QSB
period 2002-06-30
POINTE FINANCIAL CORP
filed 2002-08-13
CIK 917331

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from            to
                                             ---------    ---------

                         Commission file number 0-24433
                                                -------

                          POINTE FINANCIAL CORPORATION
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                                65-0451402
        -------                                                ----------
(STATE OR OTHER JURISDICTIO                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

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

YES   X     NO
    -----     ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                    2,127,575 shares
--------------------------------------             ----------------------------
          (class)                                  Outstanding at August 9, 2002

Transitional small business disclosure format (check one):

YES         NO X
    -----     ----

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                                                              PAGE
     Condensed Consolidated Balance Sheets -
       at June 30, 2002 (unaudited) and at December 31, 2001....................................................2

     Condensed Consolidated Statements of Earnings -
       Three and Six Months ended June 30, 2002 and 2001 (unaudited)............................................3

     Condensed Consolidated Statement of Changes in Stockholders' Equity -
       Six Months ended June 30, 2002 (unaudited)...............................................................4

     Condensed Consolidated Statements of Cash Flows -
       Six Months ended June 30, 2002 and 2001 (unaudited)....................................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited).........................................7-8

     Review by Independent Certified Public Accountants.........................................................9

     Report on Review by Independent Certified Public Accountants..............................................10

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS..............................................................................11-15

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................16

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS..................................................................................16

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................16-17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................17-18

Certification of Periodic Report...............................................................................19

SIGNATURES.....................................................................................................20

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                AT
                                                                                     JUNE 30,        DECEMBER 31,
    ASSETS                                                                             2002              2001
                                                                                    ---------         ---------
                                                                                   (UNAUDITED)
Cash and due from banks ....................................................        $   6,395             9,313
Interest-bearing deposits with banks .......................................           22,063            31,342
                                                                                    ---------         ---------

       Total cash and cash equivalents .....................................           28,458            40,655

Securities available for sale ..............................................           55,305            54,233
Loans, net of allowance for loan losses of $3,568 in 2002 and $2,407 in 2001          228,621           223,379
Loans held for sale ........................................................              187               446
Accrued interest receivable ................................................            2,129             1,779
Premises and equipment, net ................................................            3,507             3,465
Federal Home Loan Bank stock, at cost ......................................            2,900             2,900
Federal Reserve Bank stock, at cost ........................................              479               479
Foreclosed real estate .....................................................              288                --
Deferred income tax asset ..................................................              483               483
Branch acquisition intangible asset ........................................            3,336             3,461
Other assets ...............................................................            1,978             2,115
                                                                                    ---------         ---------

       Total ...............................................................        $ 327,671           333,395
                                                                                    =========         =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing demand deposits .....................................           43,266            41,197
   Savings and NOW deposits ................................................           23,076            20,056
   Money-market deposits ...................................................           58,948            60,539
   Time deposits ...........................................................          105,597           104,033
                                                                                    ---------         ---------

       Total deposits ......................................................          230,887           225,825

   Official checks .........................................................            2,049             2,094
   Other borrowings ........................................................           17,648            30,094
   Advances from Federal Home Loan Bank ....................................           45,000            45,000
   Accrued interest payable ................................................              730               849
   Advance payments by borrowers for taxes and insurance ...................              744               284
   Other liabilities .......................................................              471               702
                                                                                    ---------         ---------

       Total liabilities ...................................................          297,529           304,848
                                                                                    ---------         ---------

Stockholders' equity:
   Preferred stock .........................................................               --                --
   Common stock ............................................................               24                23
   Additional paid-in capital ..............................................           25,021            24,110
   Retained earnings .......................................................            7,825             7,535
   Accumulated other comprehensive income (loss) ...........................              350               (17)
   Treasury stock, at cost .................................................           (3,000)           (3,000)
   Stock incentive plan ....................................................              (78)             (104)
                                                                                    ---------         ---------

       Total stockholders' equity ..........................................           30,142            28,547
                                                                                    ---------         ---------

       Total ...............................................................        $ 327,671           333,395
                                                                                    =========         =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                              JUNE 30,                   JUNE 30,
                                                                     --------------------------   -------------------------
                                                                         2002           2001         2002          2001
                                                                     -----------    -----------   -----------   -----------
                                                                            (UNAUDITED)                 (UNAUDITED)
Interest income:
    Loans........................................................    $     4,305          4,497         8,473         8,470
    Securities available for sale ................................           767            982         1,722         1,828
    Other interest-earning assets ................................            76             99           147           185
                                                                     -----------    -----------   -----------   -----------

          Total interest income ..................................         5,148          5,578        10,342        10,483
                                                                     -----------    -----------   -----------   -----------

Interest expense:
    Deposits .....................................................         1,290          2,005         2,579         3,753
    Borrowings ...................................................           684            817         1,412         1,622
                                                                     -----------    -----------   -----------   -----------

          Total interest expense .................................         1,974          2,822         3,991         5,375
                                                                     -----------    -----------   -----------   -----------

Net interest income ..............................................         3,174          2,756         6,351         5,108

          Provision for loan losses ..............................           816            210         1,287           360
                                                                     -----------    -----------   -----------   -----------

Net interest income after provision for loan losses ..............         2,358          2,546         5,064         4,748
                                                                     -----------    -----------   -----------   -----------

Noninterest income:
    Service charges on deposit accounts ..........................           404            330           782           568
    Loan servicing fees ..........................................             6              9            14            20
    Net realized gains on sale of securities .....................            85             63           338           113
    Loan correspondent fees ......................................            31             58            64           104
    Other ........................................................           125            113           214           250
                                                                     -----------    -----------   -----------   -----------

          Total noninterest income ...............................           651            573         1,412         1,055
                                                                     -----------    -----------   -----------   -----------

Noninterest expenses:
    Salaries and employee benefits ...............................         1,398          1,317         2,806         2,394
    Occupancy expense ............................................           618            450         1,178           740
    Advertising and promotion ....................................           136             95           237           181
    Professional fees ............................................            58             80           153           133
    Data processing ..............................................           165            136           335           259
    Amortization of intangible asset .............................            61             47           125            47
    Other ........................................................           491            465           996           822
                                                                     -----------    -----------   -----------   -----------

          Total noninterest expenses .............................         2,927          2,590         5,830         4,576
                                                                     -----------    -----------   -----------   -----------

          Earnings before income taxes ...........................            82            529           646         1,227

Income tax provision (benefit) ...................................           (18)           173           148           411
                                                                     -----------    -----------   -----------   -----------

          Net earnings ...........................................   $       100            356           498           816
                                                                     ===========    ===========   ===========   ===========

Earnings per share:
    Basic ........................................................   $       .05            .17           .24           .40
                                                                     ===========    ===========   ===========   ===========

    Diluted ......................................................   $       .05            .17           .23           .40
                                                                     ===========    ===========   ===========   ===========

Weighted-average shares outstanding for basic ....................     2,097,613      2,036,417     2,080,726     2,031,824
                                                                     ===========    ===========   ===========   ===========

Weighted-average shares outstanding for diluted ..................     2,157,327      2,069,433     2,129,127     2,054,171
                                                                     ===========    ===========   ===========   ===========

Dividends per share ..............................................   $       .05            .05           .10           .10
                                                                     ===========    ===========   ===========   ===========


See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2002
                                 (IN THOUSANDS)

                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                                                                         COMPRE-
                                                          ADDITIONAL   STOCK                             HENSIVE    TOTAL
                                                  COMMON   PAID-IN   INCENTIVE   TREASURY   RETAINED     INCOME  STOCKHOLDERS'
                                                   STOCK    CAPITAL     PLAN       STOCK    EARNINGS     (LOSS)     EQUITY
                                                  -------   -------    -------    -------    -------     -------    -------

Balance at December 31, 2001 ..................   $    23    24,110       (104)    (3,000)     7,535        (17)    28,547
                                                                                                                   -------

Comprehensive income:
     Net earnings (unaudited) .................        --        --         --         --        498         --        498

     Net change in unrealized
         gain on securities available for sale,
         net of taxes (unaudited) .............        --        --         --         --         --        367        367
                                                                                                                   -------

Comprehensive income (unaudited) ..............        --        --         --         --         --         --        865
                                                                                                                   -------

Common stock options exercised
     (unaudited) ..............................         1       777         --         --         --         --        778

Tax benefit related to exercise of
     common stock options .....................        --       146         --         --         --         --        146

Shares committed to participants
     in stock incentive plan (unaudited) ......        --        --         14         --         --         --         14

Committed shares cancelled in stock
     incentive plan (unaudited) ...............        --       (12)        12         --         --         --         --

Cash dividends paid (unaudited) ...............        --        --         --         --       (208)        --       (208)
                                                  -------   -------    -------    -------    -------    -------    -------

Balance at June 30, 2002
     (unaudited) ..............................   $    24    25,021        (78)    (3,000)     7,825        350     30,142
                                                  =======   =======    =======    =======    =======    =======    =======


See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                          --------------------
                                                                                            2002       2001
                                                                                          --------    --------
                                                                                              (UNAUDITED)
Cash flows from operating activities:
    Net earnings ......................................................................   $    498         816
    Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses .....................................................      1,287         360
        Depreciation and amortization .................................................        355         241
        Net amortization of fees, premiums, discounts and other .......................        260         100
        Shares committed to participants in stock incentive plan ......................         14          14
        Common stock issued as compensation for services ..............................         --          96
        Gain on sale of securities ....................................................       (338)       (113)
        Repayments of loans held for sale .............................................        259          --
        Decrease (increase) in other assets ...........................................         19      (1,123)
        Increase in accrued interest receivable .......................................       (350)       (248)
        (Decrease) increase in official checks ........................................        (45)      2,941
        (Decrease) increase in accrued interest payable ...............................       (119)         77
        (Decrease) increase in other liabilities ......................................       (231)        190
                                                                                          --------    --------

            Net cash provided by operating activities .................................      1,609       3,351
                                                                                          --------    --------

Cash flows from investing activities:
    Purchase of securities available for sale .........................................    (63,314)    (59,928)
    Proceeds from sale of securities available for sale ...............................     32,290      12,451
    Principal repayments on securities available for sale .............................      1,648       1,193
    Maturities and calls of securities available for sale .............................     29,100      31,600
    Net increase in loans .............................................................     (6,836)    (18,702)
    Purchase of premises and equipment, net ...........................................       (397)       (565)
    Increase in branch acquisition intangible asset ...................................         --      (3,630)
                                                                                          --------    --------

            Net cash used in investing activities .....................................     (7,509)    (37,581)
                                                                                          --------    --------

Cash flows from financing activities:
    Net increase in deposits ..........................................................      5,119      23,715
    Net (decrease) increase in other borrowings .......................................    (12,446)     13,898
    Increase in advance payments by borrowers for taxes and insurance .................        460         614
    Cash dividends paid on common stock ...............................................       (208)       (204)
    Proceeds from exercise of stock options ...........................................        778          --
                                                                                          --------    --------

            Net cash (used in) provided by financing activities .......................     (6,297)     38,023
                                                                                          --------    --------

Net (decrease) increase in cash and cash equivalents ..................................    (12,197)      3,793

Cash and cash equivalents at beginning of period ......................................     40,655       7,616
                                                                                          --------    --------

Cash and cash equivalents at end of period ............................................   $ 28,458      11,409
                                                                                          ========    ========

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                              --------------------
                                                                                 2002        2001
                                                                              ----------   -------
                                                                                   (UNAUDITED)
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest ..............................................................   $    4,110     5,446
                                                                              ==========   =======

    Income taxes ..........................................................   $       --     1,100
                                                                              ==========   =======

 Noncash transactions:
    Reclassification of loans to foreclosed real estate ...................   $      250        29
                                                                              ==========   =======

    Reclassification of other assets to foreclosed real estate ............   $       38        --
                                                                              ==========   =======

    Accumulated other comprehensive income (loss), net change in unrealized
        gain on securities available for sale, net of tax .................   $      367       115
                                                                              ==========   =======

    Tax benefit related to exercise of common stock options ...............   $      146        --
                                                                              ==========   =======

    Activity in stock incentive plan, net .................................   $       26       (73)
                                                                              ==========   =======

    Acquisition of branches:
        Fair value of premises and equipment acquired .....................   $       --       404
                                                                              ==========   =======

        Fair value of loans acquired ......................................   $       --    32,912
                                                                              ==========   =======

        Deposits assumed ..................................................   $       --    33,316
                                                                              ==========   =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. GENERAL. In the opinion of the management of Pointe Financial Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2002, the results of operations for the three- and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

       Pointe Financial Corporation (the "Holding Company") owns 100% of Pointe Bank (the "Bank"), a state-chartered commercial bank, and Pointe Financial Services, Inc. On February 12, 2002, the Bank incorporated an additional subsidiary, Will No-No, Inc., a Florida Corporation, which owns, maintains, and disposes of the Bank's foreclosed assets (collectively, the "Company"). The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its ten banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary and Will No-No, Inc. had minimal activity during the six months ended June 30, 2002.

2. LOAN IMPAIRMENT AND LOAN LOSSES. The activity in the allowance for loan losses is as follows (in thousands):

                                                      THREE MONTHS ENDED  SIX MONTHS ENDED
                                                           JUNE 30,           JUNE 30,
                                                       ---------------    ----------------
                                                        2002     2001      2002     2001
                                                       ------   ------    ------    ------
         Balance at beginning of period ............   $2,556    1,903     2,407     1,792
         Provision charged to earnings .............      816      210     1,287       360
         Reserve on loans received in acquisition of
             branches ..............................       --      465        --       465
         Recoveries (charge-offs), net .............      196     (423)     (126)     (462)
                                                       ------   ------    ------    ------

         Balance at end of period ..................   $3,568    2,155     3,568     2,155
                                                       ======   ======    ======    ======

       The following summarizes the amount of impaired loans (in thousands):

                                                                                 AT
                                                                        ----------------------
                                                                        JUNE 30,   DECEMBER 31,
                                                                        -------    -----------
                                                                          2002        2001
                                                                         ------      ------
         Loans identified as impaired:
             Gross loans with related allowance for losses recorded      $   --         150
             Less allowance on these loans ........................          --        (150)
                                                                         ------        ----

         Net investment in impaired loans .........................      $   --          --
                                                                         ======        ====

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

2. LOAN IMPAIRMENT AND LOAN LOSSES, CONTINUED. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                           THREE MONTHS ENDED SIX MONTHS ENDED
                                                                JUNE 30,          JUNE 30,
                                                            ---------------   --------------
                                                             2002     2001     2002    2001
                                                            ------   ------   ------   -----
         Average net investment in impaired loans.......    $   --       73       --      74
                                                            ======   ======   ======   =====

         Interest income recognized on impaired loans...    $   --       --       --      --
                                                            ======   ======   ======   =====

         Interest income received on impaired loans.....    $   --       --       --      --
                                                            ======   ======   ======   =====

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

                                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                        -----------------------   -----------------------
                                                           2002         2001         2002         2001
                                                        ----------   ----------   ----------   ----------
         Net earnings applicable to common stock.....    $      100          356          498          816
                                                         ==========   ==========   ==========   ==========

         Weighted-average number of common shares
           outstanding...............................     2,097,613    2,036,417    2,080,726    2,031,824
         Effect of dilutive options..................        59,714       33,016       48,401       22,347
                                                         ----------   ----------   ----------   ----------

         Weighted-average number of common shares
           outstanding used to calculate diluted
           earnings per common share ................     2,157,327    2,069,433    2,129,127    2,054,171
                                                         ==========   ==========   ==========   ==========

4. REGULATORY CAPITAL. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2002 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                           REGULATORY
                                                                                             ACTUAL        REQUIREMENT
                                                                                             ------        -----------
        Total capital to risk-weighted assets...........................................      11.44%           8.00%
        Tier I capital to risk-weighted assets..........................................      10.18%           4.00%
        Tier I capital to total assets - leverage ratio.................................       7.24%           4.00%

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2002, and for the three and six-month periods ended June 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Pointe Financial Corporation and subsidiaries (the "Company") as of June 30, 2002, the related condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2002 and 2001, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001 and the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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



HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
July 11, 2002

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                COMPARISON OF JUNE 30, 2002 AND DECEMBER 31, 2001


LIQUIDITY AND CAPITAL RESOURCES
The Company's primary source of cash during the six months ended June 30, 2002 was proceeds from the sale, maturity and call of securities available for sale of $61.4 million and net deposit inflows of $5.1 million. Cash was used primarily for the purchase of securities available for sale of $63.3 million, net loan originations of $6.8 million and the net repayment of other borrowings of $12.4 million. At June 30, 2002, the Company had outstanding commitments to originate loans of $19.4 million and time deposits of $86.5 million that mature in one year or less. It is expected that these requirements will be funded from the sources described above. At June 30, 2002, the Bank exceeded its regulatory liquidity requirements.

The following table shows selected rates for the periods ended or at the dates indicated:

                                                          SIX MONTHS               SIX MONTHS
                                                            ENDED       YEAR ENDED    ENDED
                                                           JUNE 30,    DECEMBER 31,  JUNE 30,
                                                             2002          2001        2001
                                                            ------        ------      ------
         Average equity as a percentage
            of average assets .........................      9.01%        9.20%        9.76%

         Equity to total assets at end of period ......      9.20%        8.56%        8.62%

         Return on average assets (1) .................       .31%         .55%         .59%

         Return on average equity (1) .................      3.43%        6.02%        6.01%

         Noninterest expense to average assets (1) ....      3.61%        3.38%        3.29%

         Nonperforming loans and foreclosed real estate
            to total assets at end of period ..........       .19%         .31%         .37%

        (1)  Annualized for the six months ended June 30, 2002 and 2001.

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

                                                                                    THREE MONTHS ENDED JUNE 30,
                                                            -----------------------------------------------------------------------
                                                                             2002                                2001
                                                            -----------------------------------    --------------------------------
                                                                           INTEREST     AVERAGE                 INTEREST    AVERAGE
                                                             AVERAGE         AND         YIELD/    AVERAGE         AND       YIELD/
                                                             BALANCE       DIVIDENDS      RATE     BALANCE      DIVIDENDS     RATE
                                                            --------       ---------    -------    --------     ---------   -------
                                                                                        ($ in Thousands)
Interest-earning assets:
   Loans .............................................      $230,660         4,305         7.47%   $207,567       4,497       8.67%
   Securities (1) ....................................        63,048           767         5.03      68,734         982       5.71
   Other interest-earning assets (2) .................        10,799            76         2.82       8,624          99       4.59
                                                            --------         -----                 --------       -----


       Total interest-earning assets (1) .............       304,507         5,148         6.80     284,925       5,578       7.83
                                                                             -----                                -----

   Noninterest-earning assets (3) ....................        16,833                                 17,615
                                                            --------                               --------

       Total assets ..................................      $321,340                               $302,540
                                                            ========                               ========

Interest-bearing liabilities:
   Savings and NOW deposits ..........................        21,461            38          .71      16,056          48       1.20
   Money-market deposits .............................        59,506           285         1.92      47,645         417       3.50
   Time deposits .....................................       102,280           967         3.78     111,705       1,540       5.51
   Borrowings (4) ....................................        62,039           684         4.41      60,328         817       5.42
                                                            --------         -----                 --------    --------

       Total interest-bearing liabilities ............       245,286         1,974         3.22     235,734       2,822       4.79
                                                                             -----                             --------

   Demand deposits ...................................        42,792                                 35,074
   Noninterest-bearing liabilities ...................         3,917                                  4,367
   Stockholders' equity ..............................        29,345                                 27,365
                                                            --------                                -------

       Total liabilities and
           stockholders' equity ......................      $321,340                               $302,540
                                                            ========                               ========

Net interest income ..................................                    $  3,174                             $  2,756
                                                                          ========                             ========

Interest-rate spread (5) .............................                                     3.58%                              3.04%
                                                                                           ====                               ====

Net interest margin (6) ..............................                                     4.17%                              3.87%
                                                                                           ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities ..............          1.24                                   1.21
                                                                ====                                   ====

(1)  Yield on securities is stated on a tax equivalent basis.
(2) Includes interest-bearing deposits, federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock.
(3)  Includes nonaccrual loans.
(4) Includes advances from Federal Home Loan Bank and investment repurchase agreements.
(5) Interest-rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(6) Net interest margin is net interest income divided by average interest-earning assets.

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

                                                                                    SIX MONTHS ENDED JUNE 30,
                                                            -----------------------------------------------------------------------
                                                                             2002                                2001
                                                            -----------------------------------    --------------------------------
                                                                           INTEREST     AVERAGE                 INTEREST    AVERAGE
                                                             AVERAGE         AND         YIELD/    AVERAGE         AND       YIELD/
                                                             BALANCE       DIVIDENDS      RATE     BALANCE      DIVIDENDS     RATE
                                                            --------       ---------    -------    --------     ---------   -------
                                                                                        ($ in Thousands)
Interest-earning assets:
   Loans..............................................     $ 226,777         8,473         7.47%   $192,669       8,470       8.79%
   Securities (1).....................................        68,331         1,722         5.19      62,465       1,828       5.85
   Other interest-earning assets (2)..................         9,805           147         3.00       7,415         185       4.99
                                                           ---------       -------                 --------     -------

       Total interest-earning assets (1)..............       304,913        10,342         6.82     262,549      10,483       7.99
                                                                            ------                              -------

   Noninterest-earning assets (3).....................        17,698                                 15,585
                                                            --------                               --------

       Total assets...................................     $ 322,611                               $278,134
                                                           =========                               ========

Interest-bearing liabilities:
   Savings and NOW deposits...........................        20,676            74          .72      14,286          93       1.30
   Money-market deposits..............................        60,332           584         1.94      42,694         799       3.74
   Time deposits......................................        99,806         1,921         3.85      99,922       2,861       5.73
   Borrowings (4).....................................        65,846         1,412         4.29      57,613       1,622       5.63
                                                            --------        ------                 --------     -------

       Total interest-bearing liabilities.............       246,660         3,991         3.24     214,515       5,375       5.01
                                                                            ------                              -------

   Demand deposits....................................        42,659                                 32,683
   Noninterest-bearing liabilities....................         4,217                                  3,780
   Stockholders' equity...............................        29,075                                 27,156
                                                            --------                                -------

       Total liabilities and
           stockholders' equity.......................     $ 322,611                              $ 278,134
                                                           =========                              =========

Net interest income...................................                    $  6,351                              $ 5,108
                                                                          ========                              =======

Interest-rate spread (5)..............................                                     3.58%                              2.98%
                                                                                           ====                               ====

Net interest margin (6)...............................                                     4.17%                              3.89%
                                                                                           ====                               ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities...............          1.24                                   1.22
                                                                ====                                   ====


(1)  Yield on securities is stated on a tax equivalent basis.
(2) Includes interest-bearing deposits, federal funds sold, Federal Home Loan Bank stock and Federal Reserve Bank stock.
(3)  Includes nonaccrual loans.
(4) Includes advances from Federal Home Loan Bank and investment repurchase agreements.
(5) Interest-rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(6) Net interest margin is net interest income divided by average interest-earning assets.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

           COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001


     GENERAL. Net earnings for the three months ended June 30, 2002 were $100,000 or $.05 basic and diluted earnings per share compared to net earnings of $356,000 or $.17 basic and diluted earnings per share for the three months ended June 30, 2001. The decrease in the Company's net earnings was primarily due to an increase in the provision for loan losses and noninterest expenses, partially offset by an increase in net interest income and noninterest income.

     INTEREST INCOME AND EXPENSE. Interest income decreased by $430,000, or
       7.71%, from $5.6 million for the three months ended June 30, 2001 to $5.1 million for the three months ended June 30, 2002. Interest income on loans decreased $192,000 primarily due to a decrease in the average yield earned from 8.67% in 2001 to 7.47% in 2002, partially offset by an increase in the average loan portfolio balance from $207.6 million for the three months ended June 30, 2001 to $230.7 million for the comparable period in 2002. Interest on securities decreased $215,000 primarily due to a decrease in the average securities portfolio balance from $68.7 million in 2001 to $63.0 million in 2002 and a decrease in the weighted-average yield of .68%.

       Interest expense on deposits decreased to $1.3 million for the three months ended June 30, 2002 from $2.0 million for the three months ended June 30, 2001. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 4.57% in 2001 to 2.82% in 2002, partially offset by an increase in the average balance from $175.4 million in 2001 to $183.2 million in 2002.

       Interest expense on borrowings decreased $133,000 to $684,000 for the three months ended June 30, 2002 from $817,000 for the three months ended June 30, 2001. Interest expense on borrowings decreased due to a decrease in the weighted-average rate paid for the three months ended June 30, 2002 compared to the same period in 2001, partially offset by a slight increase in the average balance of borrowings outstanding from $60.3 million in 2001 to $62.0 million in 2002.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. At the conclusion of an examination of the subsidiary Pointe Bank by Federal banking regulations, a provision of $816,000 for the three months ended June 30, 2002 was made compared to $210,000 for the comparable period in 2001. Management believes the balance in the allowance for loan losses of $3.6 million at June 30, 2002 is adequate.

     NONINTEREST INCOME. Noninterest income increased $78,000 primarily due to an increase in service charges on deposit accounts of $74,000 and an increase in realized gains of the sale of securities of $22,000 for the three months ended June 30, 2002 when compared to the same period in 2001.

     NONINTEREST EXPENSES. Noninterest expenses increased $337,000 for the three months ended June 30, 2002 compared to the same period in 2001, primarily due to increases in salaries and employee benefits of $81,000, occupancy expense of $168,000 and advertising and promotion of $41,000 which relates to the Company's overall expansion plans including the acquisition of branches in 2001.

     INCOME TAXES. The income tax benefit for the three months ended June 30, 2002 was $18,000 (an effective rate of 22.0%) compared to an income tax expense of $173,000 (an effective rate of 32.7%) for the comparable 2001 period. The tax benefit was derived from the Company's proportion of tax exempt income generated from its Municipal bond portfolio.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

            COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


     GENERAL. Net earnings for the six months ended June 30, 2002 were $498,000 or $.24 basic and $.23 diluted earnings per share compared to net earnings of $816,000 or $.40 basic and diluted earnings per share for the six months ended June 30, 2001. The decrease in the Company's net earnings was primarily due to an increase in the provision for loan losses and noninterest expenses, partially offset by an increase in net interest income and noninterest income.

     INTEREST INCOME AND EXPENSE. Interest income decreased by $141,000, or
       1.35%, from $10.5 million for the six months ended June 30, 2001 to $10.3 million for the six months ended June 30, 2002. Interest income on loans increased $3,000 primarily due to an increase in the average loan portfolio balance from $192.7 million for the six months ended June 30, 2001 to $226.8 million for the comparable period in 2002, partially offset by a decrease in the average yield earned from 8.79% in 2001 to 7.47% in 2002. Interest on securities decreased $106,000 primarily due to a decrease in the weighted-average yield earned of .66%, partially offset by an increase in the average securities portfolio balance from $62.5 million in 2001 to $68.3 million in 2002.

       Interest expense on deposits decreased to $2.6 million for the six months ended June 30, 2002 from $3.8 million for the six months ended June 30, 2001. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 4.78% in 2001 to 2.85% in 2002, partially offset by an increase in the average balance from $156.9 million in 2001 to $180.8 million in 2002.

       Interest expense on borrowings decreased $210,000 to $1.4 million for the six months ended June 30, 2002 from $1.6 million for the six months ended June 30, 2001. Interest expense on borrowings decreased due to a decrease in the weighted-average rate paid for the six months ended June 30, 2002 compared to the same period in 2001, partially offset by an increase in the average balance of borrowings outstanding from $57.6 million in 2001 to $65.8 million in 2002.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision was $1.3 million for the six months ended June 30, 2002 compared to $360,000 for the comparable period in 2001. Management believes the balance in the allowance for loan losses of $3.6 million at June 30, 2002 is adequate.

     NONINTEREST INCOME. Noninterest income increased $357,000 primarily due to an increase in service charges on deposit accounts of $214,000 and an increase in realized gains of the sale of securities of $225,000 for the six months ended June 30, 2002 when compared to the same period in 2001.

     NONINTEREST EXPENSES. Noninterest expenses increased $1.3 million for the six months ended June 30, 2002 compared to the same period in 2001, primarily due to increases in salaries and employee benefits of $412,000, occupancy expense of $438,000, amortization of an intangible asset of $78,000, and other expenses of $138,000 which relates to the Company's overall expansion plans including the acquisition of branches in 2001.

     PROVISION FOR INCOME TAXES. The income tax provision for the six months ended June 30, 2002 was $148,000 (an effective rate of 22.9%) compared to $411,000 (an effective rate of 33.5%) for the comparable 2001 period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the "Annual Meeting") of Pointe Financial Corporation was held on April 26, 2002, to consider the election of two directors each for a term of three years and to approve the appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the fiscal year 2002. At the Annual Meeting, incumbent directors Morris Massry and D. Richard Mead, Jr., were reelected. The terms of Directors Clarita Kassin, Timothy McGinn, R. Carl Palmer, Jr., and Parker D. Thomson continued after the Annual Meeting. Also, Hacker, Johnson & Smith PA was appointed as the Company's independent auditors for the fiscal year 2002.

At the Annual Meeting, 1,809,471 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

     PROPOSAL I.

     The election of two directors, each for a term of three years:

                                         FOR           WITHHELD       AGAINST
                                       ---------       --------       -------

       Morris Massry                   1,703,176         -            106,295
                                       =========       ========       =======

       D. Richard Mead, Jr.            1,703,176         -           106,295
                                       =========       ========      ========

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

     PROPOSAL II.

     The appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the fiscal year 2002:

                                         FOR           WITHHELD       AGAINST
                                       ---------       --------       -------


                                       1,806,933         2,043           495
                                       =========         =====           ===

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        10.11***Letter Agreement dated March 9, 1995 between Pointe Financial
                Corporation and R. Carl Palmer, Jr. (Exhibit 10.11 to the Registration Statement).

        10.12** 1998 Incentive Compensation and Stock Award Plan (Exhibit 10.12 to the Registration Statement).

        10.13***Employment agreement between the Company and R. Carl Palmer,
                Jr. (Exhibit 10.13 to the 1999 Form 10-K filed February 23,
                2000).

        10.15***Employment agreement between the Company and Bradley R.
                Meredith (Exhibit 10.15 to the 1999 Form 10-K filed February 23,
                2000).

        10.16 Branch Purchase and Deposit Assumption Agreement by and between Pointe Bank and Republic Bank dated January 4, 2001, Amendment included (Exhibit 10.16 to the Form 10-QSB filed May 8, 2001).

        10.17***Employment agreement between the Company and Jean
                Murphy-Engler.*

        10.18***Employment agreement between the Company and John P. Dover.*


        11.1 Statement regarding calculation of earnings per common share (included in Note 3 to the Condensed Consolidated Financial Statements).

        21.1 Subsidiaries of the Registrant (included in the Audited Consolidated Financial Statements in the 2001 Form 10-K).

        99.1    Certification of Periodic Report

----------
* Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

** Exhibits 10.1, 10.2, 10.11 and 10.12 are compensatory plans or arrangements.

***    Contracts with Management.

(b)    Reports on Form 8-K

       The Company did not file any Form 8-K's during the three months ended June 30, 2002.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES


                        CERTIFICATION OF PERIODIC REPORT



I, R. Carl Palmer, Jr., Chairman of the Board, President and Chief Executive Officer of Pointe Financial Corporation (the "Company"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the quarterly report on Form 10-QSB of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 12, 2002                 By: /s/ R. Carl Palmer, Jr.
      ------------------------            -----------------------------------
                                           R. Carl Palmer, Jr., Chairman of The
                                           Board, President and Chief Executive
                                           Officer


I, Bradley R. Meredith, Senior Vice President and Chief Financial Officer of Pointe Financial Corporation (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the quarterly report on Form 10-QSB of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 12, 2002               By: /s/ Bradley R. Meredith
      -------------------------           -------------------------------------
                                           Bradley R. Meredith, Senior Vice
                                           President and Chief Financial Officer

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES




                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        POINTE FINANCIAL CORPORATION
                                            (Registrant)


Date: August 12, 2002                   By: /s/ R. Carl Palmer, Jr.
      ----------------                  ----------------------------------------------------------
                                            R. Carl Palmer, Jr., Chairman of The Board, President
                                            and Chief Executive Officer




Date: August 12, 2002                   By: /s/ Bradley R. Meredith
      ----------------                  ----------------------------------------------------------
                                            Bradley R. Meredith, Senior Vice President and
                                            Chief Financial Officer