Form 10QSB
period 2002-09-30
POINTE FINANCIAL CORP
filed 2002-11-13
CIK 917331

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

----     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from           to
                                             ---------    ---------

Commission file number 0-24433
                       -------

                          POINTE FINANCIAL CORPORATION
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                                  65-0451402
---------------------------------                                ----------
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

                                 --------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES   X     NO
    -----     ----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                 2,137,205 shares
--------------------------------------       -----------------------------------
              (class)                          Outstanding at November 12, 2002

   Transitional small business disclosure format (check one):

YES         NO X
    ----      ----
================================================================================

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                             PAGE
                                                                            ----
     Condensed Consolidated Balance Sheets -
       at September 30, 2002 (unaudited) and at December 31, 2001..............2

     Condensed Consolidated Statements of Earnings -
       Three and Nine Months ended September 30, 2002 and 2001 (unaudited)...3-4

     Condensed Consolidated Statements of Changes in Stockholders' Equity -
       Nine Months ended September 30, 2002 and 2001 (unaudited).............5-6

     Condensed Consolidated Statements of Cash Flows -
       Nine Months ended September 30, 2002 and 2001 (unaudited).............7-8

     Notes to Condensed Consolidated Financial Statements (unaudited).......9-10

     Review by Independent Certified Public Accountants.......................11

     Report on Review by Independent Certified Public Accountants.............12

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.............................................13-17

   ITEM 3.  CONTROLS AND PROCEDURES...........................................18

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.................................................18

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................19-20

SIGNATURES....................................................................21

CERTIFICATIONS.............................................................22-23

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                      AT
                                                                                        ------------------------------
                                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                                        -------------     ------------
    ASSETS                                                                                  2002              2001
                                                                                            ----              ----
                                                                                         (UNAUDITED)
Cash and due from banks.............................................................        $  8,466            9,313
Interest-bearing deposits with banks................................................          18,523           31,342
                                                                                            --------          -------

       Total cash and cash equivalents..............................................          26,989           40,655

Securities available for sale.......................................................          66,776           54,233
Loans, net of allowance for loan losses of $3,471 in 2002 and $2,407 in 2001........         225,225          223,379
Loans held for sale.................................................................             159              446
Accrued interest receivable.........................................................           1,905            1,779
Premises and equipment, net.........................................................           3,572            3,465
Federal Home Loan Bank stock, at cost ..............................................           2,900            2,900
Federal Reserve Bank stock, at cost.................................................             479              479
Foreclosed real estate..............................................................             291               --
Deferred income tax asset...........................................................             483              483
Branch acquisition intangible asset.................................................           3,276            3,461
Other assets........................................................................           1,216            2,115
                                                                                            --------          -------

       Total........................................................................        $333,271          333,395
                                                                                            ========          =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing demand deposits..............................................          50,302           41,197
   Savings and NOW deposits.........................................................          23,489           20,056
   Money-market deposits............................................................          66,989           60,539
   Time deposits....................................................................          98,607          104,033
                                                                                            --------          -------

       Total deposits...............................................................         239,387          225,825

   Official checks..................................................................           1,288            2,094
   Other borrowings.................................................................          13,924           30,094
   Advances from Federal Home Loan Bank.............................................          45,000           45,000
   Accrued interest payable.........................................................             618              849
   Advance payments by borrowers for taxes and insurance............................             883              284
   Other liabilities................................................................             693              702
                                                                                            --------          -------

       Total liabilities............................................................         301,793          304,848
                                                                                            --------          -------

Stockholders' equity:
   Preferred stock..................................................................              --               --
   Common stock.....................................................................              24               23
   Additional paid-in capital.......................................................          25,126           24,110
   Retained earnings................................................................           8,364            7,535
   Accumulated other comprehensive income (loss)....................................           1,029              (17)
   Treasury stock, at cost..........................................................          (3,000)          (3,000)
   Stock incentive plan.............................................................             (65)            (104)
                                                                                            --------          -------

       Total stockholders' equity...................................................          31,478           28,547
                                                                                             -------         --------

       Total........................................................................        $333,271          333,395
                                                                                            ========          =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                                    -------------------           -------------------
                                                                    2002           2001           2002           2001
                                                                    ----           ----           ----           ----
                                                                        (UNAUDITED)                   (UNAUDITED)
Interest income:
    Loans.....................................................    $ 4,273          4,890         12,746         13,360
    Securities available for sale.............................        652            805          2,374          2,633
    Other interest-earning assets.............................        117             67            264            252
                                                                  -------          -----         ------         ------

          Total interest income...............................      5,042          5,762         15,384         16,245
                                                                  -------          -----         ------         ------

Interest expense:
    Deposits .................................................      1,200          1,890          3,779          5,643
    Borrowings................................................        660            856          2,072          2,478
                                                                  -------          -----         ------         ------

          Total interest expense..............................      1,860          2,746          5,851          8,121
                                                                  -------          -----         ------         ------

Net interest income...........................................      3,182          3,016          9,533          8,124

          (Credit) provision for loan losses..................       (126)           225          1,161            585
                                                                  -------          -----         ------         ------

Net interest income after (credit) provision for loan losses..      3,308          2,791          8,372          7,539
                                                                  -------          -----         ------         ------

Noninterest income:
    Service charges on deposit accounts.......................        448            358          1,230            926
    Loan servicing fees.......................................          9              7             23             27
    Net realized gains on sale of securities..................          4            138            342            251
    Loan correspondent fees...................................         87             42            151            146
    Other.....................................................        144             96            358            346
                                                                  -------          -----         ------         ------

          Total noninterest income............................        692            641          2,104          1,696
                                                                  -------          -----         ------         ------

Noninterest expenses:
    Salaries and employee benefits............................      1,547          1,378          4,353          3,772
    Occupancy expense.........................................        606            570          1,784          1,310
    Advertising and promotion.................................        105             98            342            279
    Professional fees.........................................         73             37            226            170
    Data processing...........................................        179            146            514            405
    Amortization of intangible asset..........................         60             61            185            108
    Other.....................................................        465            459          1,461          1,281
                                                                  -------          -----         ------         ------

          Total noninterest expenses..........................      3,035          2,749          8,865          7,325
                                                                  -------          -----         ------         ------

          Earnings before income taxes........................        965            683          1,611          1,910

Income taxes..................................................        320            236            468            647
                                                                  -------          -----         ------         ------

          Net earnings........................................    $   645            447          1,143          1,263
                                                                  =======          =====         ======         ======
                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                                   ---------------------        ----------------------
                                                                     2002         2001             2002        2001
                                                                  ---------    ---------        ---------   ----------
                                                                         (UNAUDITED)                   (UNAUDITED)
Earnings per share:
    Basic.....................................................    $     .30          .22              .54          .62
                                                                  =========    =========        =========   ==========

    Diluted...................................................    $     .30          .21              .53          .61
                                                                  =========    =========        =========   ==========

Weighted-average shares outstanding for basic.................    2,131,556    2,039,987        2,097,856    2,034,581
                                                                  =========    =========        =========   ==========

Weighted-average shares outstanding for diluted...............    2,179,768    2,076,512        2,142,621    2,060,248
                                                                  =========    =========        =========   ==========

Dividends per share...........................................    $     .05          .05              .15          .15
                                                                  =========    =========        =========   ==========



See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                              ACCUMULATED
                                                                                                OTHER
                                                                                                COMPRE-
                                                     ADDITIONAL   STOCK                         HENSIVE     TOTAL
                                             COMMON   PAID-IN   INCENTIVE TREASURY  RETAINED    INCOME   STOCKHOLDERS'
                                             STOCK    CAPITAL     PLAN     STOCK    EARNINGS    (LOSS)     EQUITY
                                             ------   -------    -------   ------   --------    ------     ------

Balance at December 31, 2000..............   $   23    23,835       (29)   (3,000)    6,274       (373)    26,730
                                                                                                           ------
Comprehensive income:
     Net earnings (unaudited).............       --        --        --        --     1,263         --      1,263

     Net change in unrealized loss on
         securities available for sale,
         net of taxes (unaudited).........       --        --        --        --        --        879        879
                                                                                                           ------

Comprehensive income (unaudited)..........       --        --        --        --        --         --      2,142
                                                                                                           ------
Shares issued in stock incentive plan
     (unaudited)..........................       --        91       (91)       --        --         --         --

Shares committed to participants
     in stock incentive plan (unaudited)..       --        --        22        --        --         --         22

Committed shares cancelled in stock
     incentive plan (unaudited)...........       --        (4)        4        --        --         --         --

Cash dividends paid (unaudited)...........       --        --        --        --      (305)        --       (305)

Common stock options exercised
     (unaudited)..........................       --        38        --        --        --         --         38

Issuance of common stock to directors
     as compensation (unaudited)..........       --        96        --        --        --         --         96
                                             ------    ------    -------   ------    ------     ------     ------

Balance at September 30, 2001
     (unaudited)..........................   $   23    24,056       (94)   (3,000)    7,232        506     28,723
                                             ======    ======    ======    ======    ======     ======     ======

                                                                                                       (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                              ACCUMULATED
                                                                                                OTHER
                                                                                                COMPRE-
                                                     ADDITIONAL   STOCK                         HENSIVE     TOTAL
                                             COMMON   PAID-IN   INCENTIVE TREASURY  RETAINED    INCOME   STOCKHOLDERS'
                                             STOCK    CAPITAL     PLAN     STOCK    EARNINGS    (LOSS)     EQUITY
                                             ------   -------    -------   ------   --------    ------     ------

Balance at December 31, 2001..............   $   23    24,110      (104)   (3,000)    7,535        (17)    28,547
                                                                                                           ------

Comprehensive income:
     Net earnings (unaudited).............       --        --        --        --     1,143         --      1,143

     Net change in unrealized loss on
         securities available for sale,
         net of taxes (unaudited).........       --        --        --        --        --      1,046      1,046
                                                                                                           ------

Comprehensive income (unaudited)..........                                                                  2,189
                                                                                                           ------

Common stock options exercised
     (unaudited)..........................        1       879        --        --        --         --        880

Tax benefit related to exercise of
     common stock options (unaudited).....       --       161        --        --        --         --        161

Shares committed to participants
     in stock incentive plan (unaudited)..       --        --        15        --        --         --         15

Committed shares cancelled in stock
     incentive plan (unaudited)...........       --       (24)       24        --        --         --         --

Cash dividends paid (unaudited)...........       --        --        --        -       (314)        --       (314)
                                             ------    ------    ------    ------    ------     ------     ------

Balance at September 30, 2002
     (unaudited)..........................   $   24    25,126       (65)   (3,000)    8,364      1,029     31,478
                                             ======    ======    ======    ======    ======     ======     ======


See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                       ---------------------
                                                                         2002          2001
                                                                         ----          ----
                                                                            (UNAUDITED)
Cash flows from operating activities:
 Net earnings ....................................................     $  1,143        1,263
 Adjustments to reconcile net earnings to net cash provided by operating activities:
    Provision for loan losses ....................................        1,161          585
    Depreciation and amortization ................................          522          392
    Net amortization of fees, premiums, discounts and other ......          363          152
    Shares committed to participants in stock incentive plan .....           15           22
    Common stock issued as compensation for services .............           --           96
    Gain on sale of securities ...................................         (342)        (251)
    Repayment of loans held for sale .............................          287           --
    Decrease (increase) in other assets ..........................          378       (1,342)
    Increase in accrued interest receivable ......................         (126)        (236)
    (Decrease) increase in official checks .......................         (806)          47
    (Decrease) increase in accrued interest payable ..............         (231)          22
    (Decrease) increase in other liabilities .....................           (9)         376
                                                                       --------      -------

        Net cash provided by operating activities ................        2,355        1,126
                                                                       --------      -------

Cash flows from investing activities:
 Purchases of securities available for sale ......................      (85,543)     (71,886)
 Proceeds from sale of securities available for sale .............       38,013       34,249
 Principal repayments on securities available for sale ...........        1,727        2,029
 Maturities and calls of securities available for sale ...........       35,100       41,330
 Net increase in loans ...........................................       (3,303)     (37,771)
 Net increase in other securities ................................           --          (68)
 Purchase of premises and equipment, net .........................         (629)        (682)
 Increase in branch acquisition intangible asset .................           --       (3,630)
                                                                       --------      -------

        Net cash used in investing activities ....................      (14,635)     (36,429)
                                                                       --------      -------

Cash flows from financing activities:
 Net increase in deposits ........................................       13,619       38,475
 Net (decrease) increase in other borrowings .....................      (16,170)      17,256
 Increase in advance payments by borrowers for taxes and insurance          599          908
 Cash dividends paid on common stock .............................         (314)        (305)
 Proceeds from exercise of stock options .........................          880           38
                                                                       --------      -------

        Net cash (used in) provided by financing activities ......       (1,386)      56,372
                                                                       --------      -------

Net (decrease) increase in cash and cash equivalents .............      (13,666)      21,069

Cash and cash equivalents at beginning of period .................       40,655        7,616
                                                                       --------      -------

Cash and cash equivalents at end of period .......................     $ 26,989       28,685
                                                                       ========      =======

                                                                                  (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               ---------------------
                                                                                  2002         2001
                                                                                 -----         ----
                                                                                    (UNAUDITED)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest ..............................................................     $    6,082       8,099
                                                                               ==========     =======


   Income taxes ..........................................................     $       62       1,601
                                                                               ==========     =======

Noncash transactions:
   Reclassification of loans to foreclosed real estate ...................     $      250          29
                                                                               ==========     =======

   Reclassification of other assets to foreclosed real estate ............     $       41          --
                                                                               ==========     =======

   Accumulated other comprehensive income (loss), net change in unrealized
       loss on securities available for sale, net of tax .................     $    1,046         879
                                                                               ==========     =======

   Tax benefit related to exercise of common stock options ...............     $      161          --
                                                                               ==========     =======

   Activity in stock incentive plan, net .................................     $       39         (65)
                                                                               ==========     =======

   Acquisition of branches:
       Fair value of premises and equipment acquired .....................     $       --         404
                                                                               ==========     =======

       Fair value of loans acquired ......................................     $       --      32,912
                                                                               ==========     =======

       Fair value of deposits assumed ....................................     $       --      33,316
                                                                               ==========     =======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  GENERAL. In the opinion of the management of Pointe Financial
        Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2002, the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine-month periods ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

        Pointe Financial Corporation (the "Holding Company") owns 100% of Pointe Bank (the "Bank"), a state-chartered commercial bank, and Pointe Financial Services, Inc. On February 12, 2002, the Bank incorporated an additional subsidiary, Will No-No, Inc., a Florida Corporation, which owns, maintains, and disposes of the Bank's foreclosed assets (collectively, the "Company"). The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its ten banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary and Will No-No, Inc. had minimal activity during the nine months ended September 30, 2002.

2. LOAN IMPAIRMENT AND LOAN LOSSES. The activity in the allowance for loan losses is as follows (in thousands):

                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                                  ---------------------         ---------------------
                                                                    2002           2001            2002          2001
                                                                    ----           ----            ----          ----
            Balance at beginning of period....................    $ 3,568         2,155           2,407         1,792
            (Credit) provision charged to earnings............       (126)          225           1,161           585
            Reserve on loans received in
                acquisition of branches.......................         --            --              --           465
            Recoveries, net of (charge-offs)..................         29           (67)            (97)         (529)
                                                                  -------        ------           -----         -----

            Balance at end of period..........................    $ 3,471         2,313           3,471         2,313
                                                                  =======         =====           =====         =====

        At the conclusion of an examination of the Bank by a federal banking regulator, the allowance for loan losses was increased during the second quarter of 2002 due to an increase in classified loans. During the third quarter 2002, the Company recorded a credit to the provision for loan losses due to principal paydowns received on a classified loan and minimal overall growth in the loan portfolio.

        The Company had no impaired loans during the nine months ended September
           30, 2002. The following summarizes the amount of impaired loans at December 31, 2001 (in thousands):

                                                                                                     AT DECEMBER 31,
                                                                                                     ---------------
                                                                                                           2001
                                                                                                           ----
            Loans identified as impaired:
                Gross loans with related allowance for losses recorded..................               $    150
                Less allowance on these loans...........................................                   (150)
                                                                                                       --------

            Net investment in impaired loans............................................               $     --
                                                                                                       ========

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

2. LOAN IMPAIRMENT AND LOAN LOSSES, CONTINUED. The average net investment in impaired loans and interest income recognized and received on impaired loans, during the nine months ended September 30, 2001, is as follows (in thousands):

                                                                                                  NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                     -------------
                                                                                                          2001
                                                                                                          ----
            Average investment in impaired loans................................................         $  49
                                                                                                         =====
            Interest income recognized on impaired loans........................................         $  --
                                                                                                         =====
            Interest income received on impaired loans..........................................         $  --
                                                                                                         =====

3. EARNINGS PER SHARE. Basic earnings per share represents earnings available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per common share have been computed based on the following (dollars in thousands):

                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                              ------------------------        -----------------------
                                                                  2002           2001           2002           2001
                                                                  ----           ----           ----           ----
               Net earnings applicable to common stock......  $      645            447           1,143         1,263
                                                              ==========      =========       =========     =========

               Weighted-average number of common shares
                 outstanding................................   2,131,556      2,039,987       2,097,856     2,034,581
               Effect of dilutive options...................      48,212         36,525          44,765        25,667
                                                              ----------      ---------       ---------     ---------

               Weighted-average number of common shares
                 outstanding used to calculate diluted
                 earnings per common share..................   2,179,768      2,076,512       2,142,621     2,060,248
                                                              ==========      =========       =========     =========

4. REGULATORY CAPITAL. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2002 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                       REGULATORY
                                                                                            ACTUAL     REQUIREMENT
                                                                                            ------     -----------
        Total capital to risk-weighted assets...........................................     12.11%        8.00%
        Tier I capital to risk-weighted assets..........................................     10.85%        4.00%
        Tier I capital to total assets - leverage ratio.................................      7.36%        4.00%

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2002, and for the three and nine-month periods ended September 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Pointe Financial Corporation and subsidiaries (the "Company") as of September 30, 2002, the related condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2002 and 2001 and the related condensed consolidated statements of changes in stockholders' equity and cash flow for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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




HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
October 16, 2002

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

             COMPARISON OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


LIQUIDITY AND CAPITAL RESOURCES
The Company's primary source of cash during the nine months ended September 30, 2002 was proceeds from the sale, maturity and call of securities available for sale of $73.1 million and net deposit inflows of $13.6 million. Cash was used primarily for the purchase of securities available for sale of $85.5 million, net loan originations of $3.3 million and the net repayment of other borrowings of $16.2 million. At September 30, 2002, the Company had outstanding commitments to originate loans of $10.8 million and time deposits of $75.4 million that mature in one year or less. It is expected that these requirements will be funded from the sources described above. At September 30, 2002, the Bank exceeded its regulatory liquidity requirements.

The following table shows selected rates for the periods ended or at the dates indicated:

                                                                    NINE MONTHS                       NINE MONTHS
                                                                       ENDED        YEAR ENDED           ENDED
                                                                    SEPTEMBER 30,   DECEMBER 31,      SEPTEMBER 30,
                                                                        2002            2001              2001
                                                                   -------------    -----------       -------------
        Average equity as a percentage
           of average assets.........................................   9.15%          9.20%             9.35%

        Equity to total assets at end of period......................   9.45%          8.56%             8.53%

        Return on average assets (1).................................    .47%           .55%              .58%

        Return on average equity (1).................................   5.15%          6.02%             6.16%

        Noninterest expense to average assets (1)....................   3.65%          3.38%             3.34%

        Nonperforming loans and foreclosed real estate
           to total assets at end of period..........................    .19%           .31%              .38%

----------
        (1)  Annualized for the nine months ended September 30, 2002 and 2001.

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

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------------------------------------
                                                                   2002                             2001
                                                      -------------------------------   ---------------------------
                                                                 INTEREST     AVERAGE             INTEREST   AVERAGE
                                                      AVERAGE       AND        YIELD/   AVERAGE      AND     YIELD/
                                                      BALANCE    DIVIDENDS     RATE     BALANCE   DIVIDENDS   RATE
                                                      -------    ---------    -------   -------   ---------  ------
                                                                              ($ in Thousands)
Interest-earning assets:
   Loans..........................................  $ 230,268       4,273      7.42%   $ 234,906     4,890    8.33%
   Securities (1).................................     58,203         652      4.66       58,661       805    5.59
   Other interest-earning assets (2)..............     20,317         117      2.30        7,947        67    3.37
                                                    ---------     -------              ---------    ------

       Total interest-earning assets (1)..........    308,788       5,042      6.57      301,514     5,762    7.66
                                                                    -----                           ------

   Noninterest-earning assets (3).................     16,661                             20,077
                                                    ---------                          ---------

       Total assets...............................  $ 325,449                          $ 321,591
                                                    =========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits.......................     22,958          43       .75       15,908        38     .96
   Money-market deposits..........................     65,436         314      1.92       53,738       419    3.12
   Time deposits..................................     98,162         843      3.44      113,523     1,433    5.05
   Borrowings (4).................................     58,876         660      4.48       67,678       856    5.06
                                                    ---------     -------              ---------    ------

       Total interest-bearing liabilities.........    245,432       1,860      3.03      250,847     2,746    4.38
                                                                  -------                           ------

   Demand deposits................................     45,091                             38,138
   Noninterest-bearing liabilities................      4,258                              4,853
   Stockholders' equity...........................     30,668                             27,753
                                                    ---------                          ---------

       Total liabilities and stockholders' equity.  $ 325,449                          $ 321,591
                                                    =========                          =========

Net interest income...............................                $ 3,182                           $3,016
                                                                  =======                           ======

Interest-rate spread (5)..........................                             3.54%                          3.28%
                                                                               ====                           ====

Net interest margin (6)...........................                             4.12%                          4.00%
                                                                               ====                           ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities...........       1.26                               1.20
                                                         ====                               ====

----------

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

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------------------------------------
                                                                  2002                              2001
                                                      -------------------------------   ----------------------------
                                                                INTEREST      AVERAGE             INTEREST    AVERAGE
                                                      AVERAGE      AND         YIELD/   AVERAGE      AND      YIELD/
                                                      BALANCE   DIVIDENDS      RATE     BALANCE   DIVIDENDS   RATE
                                                      -------   ---------     -------   -------   ---------  -------
                                                                           ($ in Thousands)
Interest-earning assets:
   Loans..........................................   $ 227,953     12,746      7.46%   $ 206,902    13,360    8.61%
   Securities (1).................................      64,918      2,374      5.04       61,183     2,633    5.85
   Other interest-earning assets (2)..............      13,347        264      2.64        7,594       252    4.42
                                                     ---------   --------              ---------  --------

       Total interest-earning assets (1)..........     306,218     15,384      6.73      275,679    16,245    7.88
                                                                 --------                         --------

   Noninterest-earning assets (3).................      17,452                            17,058
                                                     ---------                         ---------

       Total assets...............................   $ 323,670                         $ 292,737
                                                     =========                         =========

Interest-bearing liabilities:
   Savings and NOW deposits.......................      21,445        117       .73       14,832       131    1.18
   Money-market deposits..........................      62,052        898      1.93       46,416     1,218    3.50
   Time deposits..................................      99,252      2,764      3.71      104,505     4,294    5.48
   Borrowings (4).................................      63,497      2,072      4.35       61,005     2,478    5.42
                                                      --------   --------              ---------  --------

       Total interest-bearing liabilities.........     246,246      5,851      3.17      226,758     8,121    4.78
                                                                 --------                         --------

   Demand deposits................................      43,478                            34,504
   Noninterest-bearing liabilities................       4,334                             4,118
   Stockholders' equity...........................      29,612                            27,357
                                                     ---------                         ---------

       Total liabilities and stockholders' equity.   $ 323,670                         $ 292,737
                                                     =========                         =========

Net interest income...............................               $  9,533                         $  8,124
                                                                 ========                         ========

Interest-rate spread (5)..........................                             3.56%                          3.10%
                                                                               ====                           ====

Net interest margin (6)...........................                             4.15%                          3.93%
                                                                               ====                           ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities...........        1.24                              1.22
                                                          ====                              ====

----------

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


   GENERAL. Net earnings for the three months ended September 30, 2002 were $645,000 or $.30 basic and diluted earnings per share compared to net earnings of $447,000 or $.22 basic and $.21 diluted earnings per share for the three months ended September 30, 2001. The increase in the Company's net earnings was primarily due to a decrease in the provision for loan losses and an increase in net interest income, partially offset by an increase in noninterest expenses.

   INTEREST INCOME AND EXPENSE. Interest income decreased by $720,000, or 12.5%, from $5.8 million for the three months ended September 30, 2001 to $5.0 million for the three months ended September 30, 2002. Interest income on loans decreased $617,000 due to a decrease in the average yield earned from 8.33% in 2001 to 7.42% in 2002 and a decrease in the average loan portfolio balance from $234.9 million for the three months ended September 30, 2001 to $230.3 million for the comparable period in 2002. Interest on securities decreased $153,000 due to a decrease in the average securities portfolio balance from $58.7 million in 2001 to $58.2 million in 2002 and a decrease in the weighted-average yield of .93%.

      Interest expense on deposits decreased to $1.2 million for the three months ended September 30, 2002 from $1.9 million for the three months ended September 30, 2001. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 4.13% in 2001 to 2.57% in 2002, partially offset by an increase in the average balance from $183.2 million in 2001 to $186.6 million in 2002.

      Interest expense on borrowings decreased $196,000 to $660,000 for the three months ended September 30, 2002 from $856,000 for the three months ended September 30, 2001. Interest expense on borrowings decreased due to a decrease in the weighted-average rate paid for the three months ended September 30, 2002 to 4.48% compared to 5.06% for the same period in 2001 and by a decrease in the average balance of borrowings outstanding from $67.7 million in 2001 to $58.9 million in 2002.

   (CREDIT) PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a credit of $126,000 for the three months ended September 30, 2002 compared to a provision of $225,000 for the comparable period in 2001. The credit was due to principal paydowns received on a classified loan during the third quarter of 2002 and minimal overall growth in the loan portfolio. Management believes the balance in the allowance for loan losses of $3.5 million at September 30, 2002 is adequate.

   NONINTEREST INCOME. Noninterest income increased $51,000 primarily due to an increase in service charges on deposit accounts of $90,000, loan correspondent fees of $45,000, and other income of $48,000, partially offset by a decrease in realized gains of the sale of securities of $134,000 for the three months ended September 30, 2002 when compared to the same period in 2001.

   NONINTEREST EXPENSES. Noninterest expenses increased $286,000 for the three months ended September 30, 2002 compared to the same period in 2001, primarily due to increases in salaries and employee benefits of $169,000, occupancy expense of $36,000 and professional fees of $36,000 which relates to the Company's overall expansion plans including the acquisition of branches in 2001.

   INCOME TAXES. The income tax provision for the three months ended September
      30, 2002 was $320,000 (an effective rate of 33.2%) compared to an income tax provision of $236,000 (an effective rate of 34.6%) for the comparable 2001 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


   GENERAL. Net earnings for the nine months ended September 30, 2002 were $1.1 million or $.54 basic and $.53 diluted earnings per share compared to net earnings of $1.3 million or $.62 basic and $.61 diluted earnings per share for the nine months ended September 30, 2001. The decrease in the Company's net earnings was primarily due to an increase in the provision for loan losses and noninterest expenses, partially offset by an increase in net interest income and noninterest income.

   INTEREST INCOME AND EXPENSE. Interest income decreased by $861,000, or 5.3%, from $16.2 million for the nine months ended September 30, 2001 to $15.4 million for the nine months ended September 30, 2002. Interest income on loans decreased $614,000 primarily due to a decrease in the average yield earned from 8.61% in 2001 to 7.46% in 2002, partially offset by an increase in the average loan portfolio balance from $206.9 million for the nine months ended September 30, 2001 to $228.0 million for the comparable period in 2002. Interest on securities decreased $259,000 primarily due to a decrease in the weighted-average yield earned of .81%, partially offset by an increase in the average securities portfolio balance from $61.2 million in 2001 to $64.9 million in 2002.

      Interest expense on deposits decreased to $3.8 million for the nine months ended September 30, 2002 from $5.6 million for the nine months ended September 30, 2001. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 4.54% in 2001 to 2.76% in 2002, partially offset by an increase in the average balance from $165.8 million in 2001 to $182.7 million in 2002.

      Interest expense on borrowings decreased $406,000 to $2.1 million for the nine months ended September 30, 2002 from $2.5 million for the nine months ended September 30, 2001. Interest expense on borrowings decreased due to a decrease in the weighted-average rate paid for the nine months ended September 30, 2002 to 4.35% compared to 5.42% for the same period in 2001, partially offset by an increase in the average balance of borrowings outstanding from $61.0 million in 2001 to $63.5 million in 2002.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. A provision of $1.2 million for the nine months ended September 30, 2002 was made compared to $585,000 for the comparable period in 2001. The increase was primarily due to an increase in classified loans as determined by federal banking regulators during their examination of the Bank. Management believes the balance in the allowance for loan losses of $3.5 million at September 30, 2002 is adequate.

   NONINTEREST INCOME. Noninterest income increased $408,000 primarily due to an increase in service charges on deposit accounts of $304,000 and an increase in realized gains of the sale of securities of $91,000 for the nine months ended September 30, 2002 when compared to the same period in 2001.

   NONINTEREST EXPENSES. Noninterest expenses increased $1.5 million for the nine months ended September 30, 2002 compared to the same period in 2001, primarily due to increases in salaries and employee benefits of $581,000, occupancy expense of $474,000 and other expenses of $180,000 which relates to the Company's overall expansion plans including the acquisition of branches in 2001.

   PROVISION FOR INCOME TAXES. The income tax provision for the nine months ended September 30, 2002 was $468,000 (an effective rate of 29.1%) compared to $647,000 (an effective rate of 33.9%) for the comparable 2001 period. The decrease in the tax rate was due to the tax exempt income generated from the Company's municipal bond portfolio.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES


ITEM 3.  CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

b. Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

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

              10.17***  Employment agreement between the Company and Jean Murphy-Engler (Exhibit 10.17 to the
                        Form 10-QSB filed August 9, 2002).

              10.18***  Employment agreement between the Company and John P. Dover. (Exhibit 10.18 to the Form 10-QSB
                        filed August 9, 2002).

              10.19     Amended and Restated Lease Agreement dated May 13, 2002, by and between 21845 Powerline Road, Ltd.
                        and Pointe Bank.*

              11.1      Statement  regarding  calculation  of earnings per common share  (included in Note 3 to the
                        Condensed Consolidated Financial Statements).

              21.1      Subsidiaries of the Registrant (included in the Audited  Consolidated  Financial Statements in the 2001 Form 10-K).

              99.1      CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002

              99.2      CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002

* Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

**     Exhibits 10.1, 10.2 and 10.12 are compensatory plans or arrangements.

***    Contracts with Management.

(b)    Reports on Form 8-K

      The Company did not file any Form 8-K's during the three months ended September 30, 2002.

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


                              POINTE FINANCIAL CORPORATION
                                  (Registrant)


Date: November 12, 2002       By: /s/ R. Carl Palmer, Jr.
                                 ----------------------------------------------
                                     R. Carl Palmer, Jr., Chairman of the Board,
                                     President and Chief Executive Officer


Date: November 12, 2002       By: /s/ Bradley R. Meredith
                                 ----------------------------------------------
                                     Bradley R. Meredith, Senior Vice President
                                     and Chief Financial Officer

                                 CERTIFICATIONS
                                 --------------

I, R. Carl Palmer, Jr., certify, that:

1. I have reviewed this quarterly report on Form 10-QSB of Pointe Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Date: November 12, 2002                           By:   /s/ R. Carl Palmer, Jr.
             --------------------                             --------------------------------------------
                                                                R. Carl Palmer, Jr., Chairman of the Board,
                                                                President and Chief Executive Officer

I, Bradley R. Meredith, certify, that:

1. I have reviewed this quarterly report on Form 10-QSB of Pointe Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


        Date: November 12, 2002                          By:   /s/ Bradley R. Meredith
             -------------------                              -----------------------------------------
                                                                Bradley R. Meredith, Senior Vice President
                                                                and Chief Financial Officer