Form 10-K
period 2002-12-31
POINTE FINANCIAL CORP
filed 2003-03-18
CIK 917331

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 2002

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

                                              Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average bid and asked prices as quoted on the NASDAQ Stock Market on March 13, 2003, was $24,134,849*.

         The Registrant had 2,216,964 shares of Common Stock outstanding on March 13, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11, 12 and 13 hereof.

         * Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.

                                      INDEX

PART I                                                                         PAGE
Item 1.  Description of Business

                           Business                                             2-3
                           Investment Banking Joint Venture                     3
                           Market Area and Competition                          3
                           Market Risk                                          3-4
                           Employees                                            4
                           Forward-Looking Statements                           4

Item 2.  Properties                                                             5-6

Item 3.  Legal Proceedings                                                      6

Item 4.  Submission of Matters to a Vote of Security Holders                    6


PART II
Item 5.  Market for Registrant's Common Equity and Related                      7
         Stockholder Matters

Item 6.  Selected Financial Data                                                8-9

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              10-29

Item 7A. Quantitative and Qualitative Disclosure About Market Risk              29

Item 8.  Financial Statements and Supplementary Data                            29
         (See Index - Page 29)

Item 9.  Change In and Disagreements with Accountants on
         Accounting and Financial Disclosure                                    31

PART III
Item 10. Directors and Executive Officers of the Registrant                     31-32

Item 11. Executive Compensation                                                 32

Item 12. Security Ownership of Certain Beneficial Owners and Management         32

Item 13. Certain Relationships and Related Transactions                         33

Item 14. Controls and Procedures                                                33

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K        33-34

Supplemental Information                                                        34

SIGNATURES                                                                      35-37

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS

Pointe Financial Corporation, a Florida corporation, ("Pointe" or the "Company") is a bank holding company headquartered in Boca Raton. Pointe's principal business consists of operating its commercial bank subsidiary, Pointe Bank, a Florida state chartered commercial bank ("the Bank"). At December 31, 2002, the Company has total assets of $327.3 million and stockholders equity of $32.3 million.

As a bank holding company registered under the Bank Holding Company Act (the "BHCA"), the Company is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the "FRB"). The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries.

As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Florida Department of Financial Services, Office of Financial Institutions and Security Regulation ("Florida OFISR"), the Federal Reserve Board and the Federal Deposit Insurance Corporation ("FDIC"). The Bank files reports with Florida OFISR and FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations and inspections are performed by the Florida OFISR and the Federal Reserve Board to monitor the Bank's compliance with the various regulatory requirements.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any depository institution subsidiary of the bank holding company.

The BHCA has been substantially amended by the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the "Modernization Act"). The portion of the Modernization Act affecting the powers of the Company became effective March 13, 2000. Prior to the Modernization Act, the BHCA prohibited a bank holding company, with certain limited exceptions, from:

         (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company; or

         (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

The Modernization Act, among other things:

(i) allows bank holding companies meeting management, capital and Community Reinvestment Act standards to elect the status of financial holding company and thereafter engage in a substantially broader range of non-banking activities, including insurance underwriting and making merchant banking investments in commercial and financial companies;

(ii) allows insurers and other financial services companies to acquire banks or bank holding companies;

(iii) removes various restrictions that currently apply to bank holding company ownership of securities firms and mutual fund advisory companies; and

(iv) establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

The Company filed a declaration with the Federal Reserve Bank to become a financial holding company under the Modernization Act. The Board of Governors of the Federal Reserve System advised the Company that its election to become a financial holding company was effective on March 13, 2000. The Company elected to relinquish the financial holding company status early in 2002. The Company believes that the relinquishment of this status does not have any effect on its business plan.

The Company was incorporated under the laws of the State of Florida on September 29, 1993 for the dual purpose of serving as a holding company for Pointe Federal Savings Bank, a federally chartered thrift (the "Thrift"), and to facilitate the acquisition of the Bank, then known as Flamingo Bank, in mid-1994. Both the Bank and the Thrift were established in the mid-1980's. The Thrift, headquartered in Boca Raton, had been a mortgage banking thrift highly focused on residential mortgage lending. The Bank had focused on small business commercial lending, with emphasis on originating Small Business Administration ("SBA") guaranteed loans. After the acquisition of the Bank in mid-1994, the Company had been both a bank holding company (subject to regulation by the FRB) and a thrift holding company (subject to regulation by the Office of Thrift Supervision (the "OTS")). This was a very complex regulatory environment for the Company. The Company streamlined its operations through the merger in April 1997 of the Thrift into the Bank. As a result of the merger of the Thrift into the Bank, the Company is no longer subject to regulation by the OTS. The merger thus allowed the Company to alleviate some of its regulatory burdens without negatively impacting its ability to service its customers.

On June 12, 1998 the Company completed an initial public offering issuing 869,565 shares of its common stock. The proceeds totaled $12.1 million of which $6.0 million was invested in the Bank; the remainder was retained by the Company for general corporate purposes. Following its business plan to build its network of banking center locations into communities that are consistent with the Bank's focus on small businesses, professionals and individuals, in 1999 the Bank opened two branches in Palm Beach County. In 2001, the Bank opened one de novo branch in Broward County and acquired four branches in Miami-Dade County from Republic Bancshares, Inc. of St. Petersburg, Florida. During the year ending December 31, 2002, the Company entered into a lease agreement for a de novo branch office in Miami-Dade County's South Beach. The office was opened for business during the last quarter of the year.

The Company's principal business, conducted through the Bank, is making commercial, consumer and real estate loans. Attracting deposits from the general public, along with utilizing Federal Home Loan Bank advances and other borrowings, are the primary sources of funds used to make these loans, and to a lesser extent, purchase security investments. The Bank conducts business through its eleven full service facilities located in Palm Beach, Broward and Miami-Dade counties. The Company derives revenues principally from interest income earned on loans and securities, fee income associated with loans serviced and originated, service charges on depository accounts and the sale of assets designated as available for sale.

INVESTMENT BANKING JOINT VENTURE

In July, 2000, the Company formed Pointe Capital, LLC ("Pointe Capital") an investment banking joint venture with First Integrated Capital. Pointe Capital offers investment banking services to customers who are overlooked by larger investment banking firms. During 2001, Pointe Capital became a broker-dealer registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers. During the years ended December 31, 2002, 2001 and 2000, the Company recognized losses of $171,000, $149,000 and earnings of $2,000, respectively.

MARKET AREA AND COMPETITION

The financial services industry in which the Company operates is highly competitive. The Bank competes with national and state banks, savings and loan associations and credit unions for loans and deposits. In addition, the Bank competes with other providers of financial services, from both inside and outside Florida, including finance companies, institutional buyers of commercial paper, money market funds, brokerage firms, investment companies, insurance companies, insurance agencies and governmental agencies. These competitors are actively engaged in marketing various types of loans, commercial paper, short-term obligations, investments, insurance and other products and services. The Company anticipates that the intensity of competition among financial institutions will increase due to the provisions in the Modernization Act. The Modernization Act permits banks, securities firms, and insurance companies to affiliate which could then serve their customers' varied financial needs through a single corporate structure.

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

The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk. However, a sudden and substantial increase or decrease in interest rates may impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. The Company does not engage in trading activities.

EMPLOYEES

As of December 31, 2002, the Company had 119 employees of which 116 were full-time and 3 part-time. The Company's employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be good. The Company provides employees with benefits customary in the banking industry, which include major medical insurance, group term life insurance, dental insurance, long-term disability insurance, a 401(k) plan, and vacation and sick leave.


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

ITEM 2.  PROPERTIES

The Bank conducts its business through its main office and ten branch offices. The following table sets forth certain information regarding the Bank's office properties:

                                                                                             Book Value
                                                                                            Of Leasehold
                                                                                             Improvements
                                    Date                                 Book               and Furniture
                                  Acquired/      Lease Expiration    Value of Land          Fixtures and
                                   Leased              and          and Building at         Equipment at        Square
Location                      December 31, 2002   Renewal Terms    December 31, 2002      December 31, 2002     Footage
--------                      -----------------   -------------    -----------------      -----------------     -------
                                                               (Dollars in thousands)

Main Office (1)
21845 Powerline Road                              08/31/2012
Boca Raton, Florida 33433             2002        2 - 5 year period     $     --                   $384          18,929

Pembroke Pines (1)
One S.W. 129th Avenue                             02/28/2006
Pembroke Pines, Florida 33027         1994             -                      --                    114           4,659

Aventura  (1)
20495 Biscayne Boulevard                          09/30/2008
Aventura, Florida 33180               2001        3-10 year period            --                     72           3,200

Boca Raton
19645 State Road 7
Boca Raton, Florida 33498             1998             -                     516                     89           3,200

Ocean Ridge (1)
5112 N. Ocean Boulevard                           05/31/2004
Ocean Ridge, Florida 33435            1999        1 - 5 year period           --                     76           2,500

Coral Springs
4697 North State Road 7
Coral Springs, Florida 33067          1999             -                   1,278                    167           3,000

Coral Gables (1)
2222 Ponce de Leon Boulevard                      05/07/2008
Coral Gables, Florida  33134          2001        2-5 year period             --                    174          11,801

South Miami (1)
8211 South Dixie Highway                          02/28/2005
Miami, Florida  33143                 2001             -                                             58           1,946

Doral (1)
9785 N.W. 41st Street                             04/30/2003
Miami, Florida  33178                 2001             -                      --                    115           3,944

Airpark (1)
720 N.W. 57th Avenue                              10/29/2009
Miami,  Florida  33126                2001        1-10 year period            --                    180           3,250

South Beach (1)
500 South Pointe Drive                            12/31/2012
Miami Beach, Florida  33139           2002        1-5 year period             --                    395          2,402

(1)      Leased branch office.

The Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 2002, such equipment had a net book value of $366,000, included above.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2002, through the solicitation of proxies or otherwise.

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

                                                                  YEAR ENDED
                                                 ---------------------------------------------
                                                 DECEMBER 31, 2002           DECEMBER 31, 2001
                                                 -----------------           -----------------
                                                HIGH            LOW          HIGH          LOW
                                                ----            ---          ----          ---
          Quarter ended March 31               $14.300         11.350       12.000        8.625
          Quarter ended June 30                 16.250         13.700       12.200       10.000
          Quarter ended September 30            15.100         12.750       12.490       11.000
          Quarter ended December 31             14.300         12.110       12.000       10.750

Currently the Company has eleven market makers in its common stock:
          Advest, Inc.                                 Archipelago, LLC
          Sandler O'Neill & Partners                   Sterne, Agee & Leach
          Keefe, Bruyette & Woods, Inc.                McConnell Budd & Downes
          Goldman Sachs & Co.                          THE BRUT ECN, LLC
          Knight Securities, LP                        Ryan Beck & Co., Inc.
          Cincinnati Stock Exchange

As of December 31, 2002 there were 2,174,668 common shares issued and outstanding held by approximately 121 shareholders of record and 387 beneficial shareholders, not including persons or entities where stock is held in nominee or "street" name through various brokerage firms or banks.

The following table sets forth cash dividends paid during the years ended 2002 and 2001.

                          2002                                  2001
              ----------------------------          ---------------------------
              Quarter Ended       Dividend          Quarter Ended      Dividend

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

Information regarding the Company's securities authorized for issuance under the Company's equity compensation plans is set forth below under Item 12.

ITEM 6.    SELECTED FINANCIAL DATA
                             SELECTED FINANCIAL DATA
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  AT DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2002       2001       2000       1999       1998
                                                 --------   --------   --------   --------   --------
Cash and cash equivalents ....................   $ 35,648     40,655      7,616      6,909      3,471
Securities ...................................     66,009     57,612     56,631     48,389     52,989
Loans ........................................    214,840    223,379    173,129    150,852    128,005
Loans held for sale ..........................        150        446        719      2,696        617
All other assets .............................     10,660     11,303      6,413      4,810      4,193
                                                 --------   --------   --------   --------   --------

    Total assets .............................   $327,307    333,395    244,508    213,656    189,275
                                                 ========   ========   ========   ========   ========

Deposits .....................................   $233,501    225,825    161,136    146,176    141,212
Other borrowings .............................     57,963     75,094     53,067     40,454     18,446
All other liabilities ........................      3,512      3,929      3,575      2,443      2,582
Stockholders' equity .........................     32,331     28,547     26,730     24,583     27,035
                                                 --------   --------   --------   --------   --------
    Total liabilities and stockholders' equity   $327,307    333,395    244,508    213,656    189,275
                                                 ========   ========   ========   ========   ========


                                                               YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------------
                                                   2002       2001       2000       1999       1998
                                                 --------   --------   --------   --------   --------
Total interest income ........................   $ 20,230     21,707     18,545     15,044     13,113
Total interest expense .......................      7,583     10,453      9,305      6,904      6,498
                                                 --------   --------   --------   --------   --------
Net interest income ..........................     12,647     11,254      9,240      8,140      6,615
Provision for loan losses ....................        811      1,296        685        610        950
                                                 --------   --------   --------   --------   --------
Net interest income after provision
    for loan losses ..........................     11,836      9,958      8,555      7,530      5,665
Noninterest income ...........................      2,883      2,714      1,092      1,131      1,650
Noninterest expense ..........................     12,126     10,190      7,185      6,720      5,631
                                                 --------   --------   --------   --------   --------
Earnings before income taxes
    and extraordinary item ...................      2,593      2,482      2,462      1,941      1,684
Income taxes .................................        829        814        821        718        631
Extraordinary item (1) .......................         --         --         78         --         --
                                                 --------   --------   --------   --------   --------
Net earnings .................................   $  1,764      1,668      1,719      1,223      1,053

Earnings per common share - basic (2) ........   $    .84        .82        .85        .56        .56
                                                 ========   ========   ========   ========   ========
Earnings per common share - diluted (2) ......   $    .82        .81        .85        .56        .55
                                                 ========   ========   ========   ========   ========

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   AT OR FOR THE
                                                                               YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------------------
                                                          2002            2001            2000            1999            1998
                                                          ----            ----            ----            ----            ----
FOR THE PERIOD:
Return on average assets ..................                .54%            .55%            .73%            .60%            .61%
Return on average equity ..................               5.86%           6.02%           6.84%           4.67%           5.02%
Average equity to average assets ..........               9.23%           9.20%          10.73%          12.95%          12.19%
Interest rate spread during the period (3)                3.53%           3.18%           3.17%           3.30%           3.10%
Net interest margin .......................               4.09%           3.96%           4.14%           4.22%           4.05%
Noninterest income to average assets ......                .88%            .90%            .47%            .56%            .96%
Noninterest expense to average assets .....               3.72%           3.38%           3.07%           3.32%           3.27%
Efficiency ratio ..........................              78.08%          77.77%          69.55%          72.78%          70.68%

AT THE END OF THE PERIOD:
Ratio of average interest-earning assets to
    average interest-bearing liabilities ..               1.25            1.22            1.24            1.26            1.24
Nonperforming loans and foreclosed real
    estate as a percentage of total assets                 .10%            .31%            .63%            .83%           1.60%
Allowance for loan losses as a percentage
    of total loans ........................               1.61%           1.06%           1.02%            .87%            .83%
Allowance for loan losses as a percentage
    of nonperforming loans ................            1652.11%         234.37%         117.43%          87.45%          40.19%
Total number of offices ...................                 11              10               5               5               3
Full-service banking offices ..............                 11              10               5               5               3
Total shares outstanding at
    end of period (2) .....................          2,174,668       2,048,295       2,022,227       2,013,018       2,266,972
Book value per share (2) ..................        $     14.87           13.94           13.22           12.21           11.93
Tangible Book Value Per Share (4) .........        $     13.39           12.25              --              --              --

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Pointe Financial Corporation (the "Company") owns 100% of the outstanding stock of Pointe Bank (the "Bank"). The Bank is a Florida State chartered commercial bank. On February 12, 2002, the Bank formed a subsidiary, Will No-No, Inc., a Florida corporation, for the purpose of owning, maintaining and disposing of the Bank's foreclosed assets. The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its eleven banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Will No-No, Inc. had minimal activity during the year ended December 31, 2002. The Company owns an inactive subsidiary, Pointe Financial Services and is a 50% owner of Pointe Capital, LLC, an investment banking joint venture.

On June 12, 1998, the Company consummated an initial public offering (the "Offering") of 869,565 shares of common stock, par value $.01 per share. The shares were sold at an offering price of $15.375 per share. Keefe, Bruyette & Woods, Inc. and McGinn, Smith & Co. acted as the representatives of the underwriters of the Offering. The net proceeds of the Offering totaled $12.076 million of which $6.000 million was invested in the Bank. The remaining proceeds retained by the Company will continue to fund branch expansion and support growth in the loan and security portfolio.

At December 31, 2002, the Company had total consolidated assets of $327.307 million, a decrease of $6.088 million or 1.8% over total assets of $333.395 million at December 31, 2001. Despite the Company's $102.841 million in total loan originations during 2002, loan receivables ended December 31, 2002 at $218.784 million, a decrease of $7.483 million or 3.3% from December 31, 2001, $226.267 million. Total originations were out-paced by the refinance and accelerated prepayments in the loan portfolio as a result of the lower interest rate environment. During 2002, we received principal reductions in the loan portfolio exceeding $110.324 million. The Bank's deposits increased to $233.501 million as of December 31, 2002 from $225.825 million as of December 31, 2001, a 3.4% increase. At December 31, 2002, the Company's time deposits were $89.594 million, a decrease of $14.439 million or 13.9% from December 31, 2001. During 2002, the Company elected to not renew $11.000 million of State of Florida time deposits and focus on customer related transaction deposit accounts. At December 31, 2002, the combined noninterest bearing and interest bearing transaction accounts totaled $143.907 million, an increase of $22.115 million or 18.2% over December 31, 2001, $121.792 million. The Company's net earnings for the twelve months ended December 31, 2002, were $1.764 million compared to $1.668 million for the same period in 2001. Net interest income was $12.647 million in 2002 as compared to $11.254 million during 2001, a $1.393 million increase, or 12.4%. The Company's net interest income to average interest earning assets ending December 31, 2002 increased to 4.09%, as compared to 3.96% for the same period in 2001. The net interest spread (the difference between the weighted average yield on interest earning assets less the weighted average cost paid on interest-bearing liabilities) ending December 31, 2002 increased to 3.53%, as compared to 3.18% for the same period in 2001. The improvements of net interest income, margin and spread result from the continuing shifting of deposit balances from time deposits to less costly interest bearing transaction accounts.

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

                                                                     AT DECEMBER 31,
                                                          ---------------------------------------
                                                         2002     2001     2000    1999     1998
                                                         ----     ----     ----    ----     ----
                                                                (DOLLARS IN THOUSANDS)
Nonaccrual loans:
   Residential real estate ..........................   $  71      408       74      294    1,376
   Commercial real estate ...........................       0      250      432       --       --
   Commercial .......................................     120      348      988    1,228    1,306
   Consumer and other ...............................      22       21       32       --       --
                                                        -----    -----    -----    -----    -----

       Total nonaccrual loans .......................   $ 213    1,027    1,526    1,522    2,682
                                                        -----    -----    -----    -----    -----

       Total nonperforming loans ....................     213    1,027    1,526    1,522    2,682
                                                        -----    -----    -----    -----    -----

       Total nonperforming loans to total loans .....     .10%     .46%     .88%    1.00%    2.08%
                                                        =====    =====    =====    =====    =====
Foreclosed real estate-
   Real estate acquired by foreclosure or deed
     in lieu of foreclosure .........................     117       --       18      257      353
                                                        -----    -----    -----    -----    -----
       Total nonperforming loans and foreclosed
       real estate ..................................   $ 330    1,027    1,544    1,779    3,035
                                                        =====    =====    =====    =====    =====
       Total nonperforming and foreclosed real estate
       to total assets ..............................     .10%     .31%     .63%     .83%    1.60%
                                                        =====    =====    =====    =====    =====

Interest income that would have been recorded under the original terms of nonaccrual loans and the interest income actually recognized are summarized below:

                                                                  YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                         2002     2001     2000    1999     1998
                                                         ----     ----     ----    ----     ----
                                                                (DOLLARS IN THOUSANDS)
   Interest income that would have been recognized...   $   8       64      158      169      302
   Interest income recognized........................       8       34      109       42      146
                                                        -----      ---      ---      ---      ---
   Interest income foregone..........................   $   0       30       49      127      156
                                                        =====      ===      ===      ===      ===

The following table sets forth information with respect to activity in the Bank's allowance for loan losses during the years indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------------------
                                                2002           2001         2000           1999           1998
                                              ---------     ---------     ---------     ---------     ---------
                                                                 (DOLLARS IN THOUSANDS)

Average loans outstanding .................   $ 226,446       213,630       163,247       143,882       116,499
                                              =========     =========     =========     =========     =========

Allowance at beginning of year ............       2,407         1,792         1,331         1,078           848
                                              ---------     ---------     ---------     ---------     ---------

Charge-offs:
     Residential real estate ..............         (16)           --            --            --            --
     Commercial ...........................        (316)       (1,107)         (184)         (335)         (682)
     Consumer and other ...................         (93)          (43)          (55)          (26)          (40)
                                              ---------     ---------     ---------     ---------     ---------

         Total loans charged-off ..........        (425)       (1,150)         (239)         (361)         (722)
                                              ---------     ---------     ---------     ---------     ---------

Recoveries ................................         726             4            15             4             2
                                              ---------     ---------     ---------     ---------     ---------

Net recoveries (charge-offs) ..............         301        (1,146)         (224)         (357)         (720)
Provision for loan losses charged
     to operating expenses ................         811         1,296           685           610           950

Reserve on loans received in acquisition of
     branches .............................          --           465            --            --            --
                                              ---------     ---------     ---------     ---------     ---------

Allowance at end of year ..................   $   3,519         2,407         1,792         1,331         1,078
                                              =========     =========     =========     =========     =========

Net (recoveries) charge-offs to
     average loans outstanding ............        (.13)%         .54%          .14%          .25%          .62%
                                              =========     =========     =========     =========     =========
Allowance as a percent of total
     loans ................................        1.61%         1.06%         1.02%          .87%          .83%
                                              =========     =========     =========     =========     =========
Allowance as a percentage of
     nonperforming loans ..................     1652.11%       234.37%       117.43%        87.45%        40.19%
                                              =========     =========     =========     =========     =========

Total loans at end of year ................     218,784       226,267       175,131       152,349       129,156
                                              =========     =========     =========     =========     =========

The Company's non-performing loans decreased $814,000 at December 31, 2002, to $213,000 a decrease of 79.3%. During 2002, charge-offs in commercial loans reflect $263,000 of balances previously reported as non-performing loans at the end of 2001. The provision for loan losses for the year ended December 31, 2002, was $811,000 a decrease of $485,000 from the year ended December 31, 2001. During the year ending December 31, 2002, the Company had significant recoveries from commercial and commercial real estate loan charged-off in previous reporting periods. The Company has historically had strong asset quality as evidenced by the low percentage of net charge-offs to average loans outstanding over the last five years was .28%. Management believes that the allowance for loan losses of $3.519 million was adequate at December 31, 2002.

The following table presents information regarding the Bank's total allowance for loan losses as well as the allocation of such amounts to the various categories of loans:

                                                                 AT DECEMBER 31,
                        ----------------------------------------------------------------------------------------------------
                                2002                  2001                 2000                1999              1998
                        ------------------   ------------------    -----------------   -----------------   -----------------
                                     % OF                 % OF                  % OF              % OF                % OF
                          AMOUNT   LOANS TO   AMOUNT    LOANS TO    AMOUNT   LOANS TO   AMOUNT   LOANS TO   AMOUNT   LOANS TO
                            OF       TOTAL      OF        TOTAL       OF       TOTAL      OF       TOTAL      OF       TOTAL
                        ALLOWANCE    LOANS   ALLOWANCE    LOANS    ALLOWANCE   LOANS   ALLOWANCE   LOANS   ALLOWANCE   LOANS
                        ---------    -----   ---------    -----    ---------   -----   ---------   -----   ---------   -----
                                                         (DOLLARS IN THOUSANDS)
Commercial loans.....     $2,283     26.09%    $1,184      26.52%    $1,122     23.59%   $  791     22.35%   $  641     16.64%
Commercial real
  estate loans.......        954     24.90%       904      25.95        367     16.96       295     16.84       213     16.19
Residential real.....
  estate loans.......         96     35.80%       102      37.05        142     50.62       100     53.05       109     59.56
Consumer and other
  loans..............        186     13.21%       217      10.48        161      8.83       145      7.76       115      7.61
                          ------    ------     ------     ------     ------    ------    ------    ------    ------    ------

  Total allowance
        for loan
        losses ...        $3,519    100.00%    $2,407     100.00%    $1,792    100.00%   $1,331    100.00%   $1,078    100.00%
                          ======    ======     ======     ======     ======    ======    ======    ======    ======    ======

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management regularly reviews its loan portfolio and charge-off experience to maintain the allowance at a level management feels is adequate. During 2002, the commercial and commercial real estate loans have continued to be the largest component of the portfolio at 50.99% as compared to the 52.47% in 2001. The residential real estate loans continue to be a less dominant category of the loan portfolio as they were 35.80% at the end of 2002 as compared to 37.05% at the end of 2001. Consumer loans at the end of 2002 were 13.21% of the loan portfolio as compared to the 10.48% at the end of 2001. The increase in consumer loans is related to the Company's increase in home equity lines of credit.

RESULTS OF OPERATIONS

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("the interest-rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, the Company's net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of its noninterest income, and its noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

The following table sets forth for the periods indicated, information regarding is: (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; (v) interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities.

                                                                      YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------------------------
                                               2002                           2001                             2000
                                    --------------------------    ----------------------------     ---------------------------
                                             INTEREST   AVERAGE             INTEREST    AVERAGE              INTEREST  AVERAGE
                                    AVERAGE     AND     YIELD/    AVERAGE      AND       YIELD/    AVERAGE      AND     YIELD/
                                    BALANCE  DIVIDENDS   RATE     BALANCE   DIVIDENDS    RATE      BALANCE   DIVIDENDS   RATE
                                    -------  ---------   ----     -------   ---------    ----      -------   ---------   ----
                                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans........................  $ 226,446    16,735    7.39%    $213,630    17,934     8.39%     $163,247    14,864    9.11%
   Securities (1)...............     65,486     3,107    4.92       59,244     3,270     5.66        53,479     3,232    6.15
   Other interest-earning
     assets (2).................     17,002       388    2.28       11,060       503     4.55         6,560       449    6.86
            --                    ---------    ------    ----     --------    ------     ----      --------    ------    ----
       Total interest-earning
          assets................    308,934    20,230    6.59      283,934    21,707     7.67       223,286    18,545    8.33
Noninterest-earning
         assets (3).............     16,868                         17,521                           10,903
       Total assets.............  $ 325,802                       $301,455                         $234,189
Interest-bearing liabilities:
   Savings and NOW deposits....   $  22,174       158     .71     $ 15,541       161     1.04      $ 13,249       195    1.47
   Money-market deposits.......      64,408     1,174    1.82       48,757     1,546     3.17        37,317     1,586    4.25
   Time deposits...............      98,343     3,543    3.60      105,050     5,484     5.22        80,037     4,553    5.69
   Borrowings .................      62,496     2,708    4.33       63,665     3,262     5.12        49,713     2,971    5.98
                                     ------     -----               ------     -----                 ------     -----

          Total interest-bearing
              liabilities......     247,421     7,583    3.06      233,013    10,453     4.49       180,316     9,305    5.16
                                                -----                         ------                            -----
Demand deposits................      44,443                         36,185                           25,150
Noninterest-bearing liabilities                 3,851                4,536                            3,583
Stockholders' equity...........      30,087                         27,721                           25,140
                                     ------                         ------                           ------
                       ........

          Total liabilities and
              stockholders'
              equity...........   $ 325,802                      $ 301,455                         $234,189
                                  =========                      =========                         ========
Net interest income............               $12,647                        $11,254                         $  9,240
                                              =======                        =======                         ========
Interest-rate spread (4).......                          3.53%                           3.18%                          3.17%
                                                         ====                            ====                           ====
Net interest margin (5)........                          3.96%                           4.14%                          4.09%
                                                         ====                            ====                           ====
Ratio of average interest-
   earning assets to
   average interest-
   bearing liabilities.......          1.25                           1.22                             1.24
                                       ====                           ====                             ====
-----------------------------------------------------------------------------------------------------------------------------

(1)    Yield on securities is stated on a tax equivalent basis.
(2)    Includes interest-bearing deposits and federal funds sold.
(3)    Includes nonaccrual loans.
(4) Interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5) Net interest margin is net interest income divided by average interest-earning assets.

RATE/VOLUME ANALYSIS

The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (change in rate multiplied by prior volume), (ii) changes in volume (change in volume multiplied by prior rate) and (iii) changes in rate-volume (change in rate multiplied by change in volume).

                                                                           YEAR ENDED DECEMBER 31,
                                                                                2002 VS. 2001
                                                             ----------------------------------------------------
                                                                           INCREASE (DECREASE) DUE TO
                                                             ----------------------------------------------------
                                                                                            RATE/
                                                               RATE          VOLUME         VOLUME         TOTAL
                                                             -------        -------        -------        -------
                                                                               (In thousands)
Interest-earning assets:
    Loans ..............................................     $(2,136)         1,075           (138)        (1,199)
    Securities .........................................        (438)           353            (78)          (163)
    Other interest-earning assets ......................        (251)           270           (134)          (115)
                                                             -------        -------        -------        -------

      Total ............................................      (2,825)         1,698           (350)        (1,477)
                                                             -------        -------        -------        -------

Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits .........................         (51)            69            (21)            (3)
      Money-market deposits ............................        (658)           496           (210)          (372)
      Time deposits ....................................      (1,702)          (350)           111         (1,941)
      Borrowings .......................................        (503)           (60)             9           (554)
                                                             -------        -------        -------        -------
      Total ............................................      (2,914)           155           (111)        (2,870)
                                                             -------        -------        -------        -------

Net change in net interest income ......................     $   (89)         1,543           (239)         1,393
                                                             =======        =======        =======        =======



                                                                           YEAR ENDED DECEMBER 31,
                                                                                2001 VS. 2000
                                                             ----------------------------------------------------
                                                                           INCREASE (DECREASE) DUE TO
                                                             ----------------------------------------------------
                                                                                            RATE/
                                                               RATE          VOLUME         VOLUME         TOTAL
                                                             -------        -------        -------        -------
                                                                               (In thousands)

Interest-earning assets:
    Loans ...............................................     $(1,175)         4,590          (345)         3,070
Securities ..............................................        (278)           348           (32)            38
    Other interest-earning assets .......................        (152)           309          (103)            54
                                                              -------        -------       -------        -------

      Total .............................................      (1,605)         5,247          (480)         3,162
                                                              -------        -------       -------        -------
Interest-bearing liabilities:
    Deposits:
      Savings and NOW deposits ..........................         (57)            34           (11)           (34)
      Money-market deposits .............................        (403)           486          (123)           (40)
      Time deposits .....................................        (376)         1,423          (116)           931
      Borrowings ........................................        (428)           834          (115)           291
                                                              -------        -------       -------        -------

      Total .............................................      (1,264)         2,777          (365)         1,148
                                                              -------        -------       -------        -------

Net change in net interest income .......................     $  (341)         2,470          (115)         2,014
                                                              =======        =======       =======        =======

LIQUIDITY AND CAPITAL RESOURCES

A Florida chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as determined by the rules of Florida OFISR, such as federal funds sold and United States securities or securities guaranteed by the United States or agencies thereof. As of December 31, 2002 and December 31, 2001, the Bank had liquidity of approximately $74.583 million and $52.759 million, or approximately 31.16% and 22.30%, respectively.

During the year ended December 31, 2002, the Company's primary sources of funds consisted of principal payments on loans and securities, from maturities and sales of securities, net increases in deposits and net cash flows from operating activities. The Company used its capital resources principally to fund existing and continuing loan commitments and the purchase of securities. At December 31, 2002, the Company had commitments to originate loans totaling $8.317 million. Scheduled maturities of certificates of deposit during the 12 months following December 31, 2002 totaled $68.201 million. Management believes the Company has adequate resources to fund all of its commitments, that substantially all of its existing commitments will be funded within the next twelve months and, if so desired, that it can adjust the rates on certificates of deposit to attract deposits in a changing interest-rate environment.

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio:

                                                                    AFTER ONE YEAR
                                             ONE YEAR OR LESS       TO FIVE YEARS       AFTER FIVE YEARS             TOTAL
                                            -------------------   ------------------    -------------------    ------------------
                                            CARRYING    AVERAGE   CARRYING   AVERAGE    CARRYING     AVERAGE   CARRYING    AVERAGE
                                              VALUE      YIELD      VALUE     YIELD       VALUE       YIELD      VALUE      YIELD
                                              -----      -----      -----     -----       -----       -----      -----      -----
                                                                       (DOLLARS IN THOUSANDS)
AT DECEMBER 31, 2002:
   U.S. Government agency
     securities..........................    $    --        --%    $37,368     4.49%      $ 3,308      6.07%     $40,676      4.62%
   U.S. Treasury securities..............         --        --       7,275     5.68%           --        --        7,275      5.68%
   Mortgage-backed securities............         --        --       2,085     6.03%        1,066      5.89%       3,151      5.98%
   Tax-exempt Municipal bonds............         --        --          --       --        10,545      4.63%      10,545      4.63%
   Preferred Stock.......................         --        --          --       --         1,058      5.70%       1,058      5.70%
   Other.................................         --        --         125     6.70%          200      4.61%         325      5.41%
                                             -------      ----     -------     ----       -------      ----      -------     ----
   Total.................................    $    --        --%    $46,853     4.75%      $16,177      5.08%     $63,030      4.83%
                                             =======      ====     =======     ====       =======      ====      =======     ====

AT DECEMBER 31, 2001:
   U.S. Government agency
     securities..........................    $    --        --%    $25,005     5.05%      $    --        --%     $25,005      5.05%
   U.S. Treasury securities..............        517      5.68          --       --            --        --          517      5.68
   Mortgage-backed securities............      1,244      7.48         781     6.50        15,521      6.86       17,546      6.89
   Tax-exempt Municipal bonds............         --        --          --       --         8,876      4.67        8,876      4.67
Preferred Stock..........................         --        --          --       --         1,964      6.60        1,964      6.60
   Other.................................         --        --          25     7.50           300      5.90          325      6.02
                                             -------      ----     -------     ----       -------      ----       -------     ----
   Total.................................    $ 1,761      6.95%    $25,811     5.10%      $26,661      6.10%     $54,233      5.65%
                                             =======      ====     =======     ====       =======      ====      =======      ====

REGULATORY CAPITAL REQUIREMENTS

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Under Federal Reserve Board regulations, the Bank is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders' equity.

As of December 31, 2002, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and capital percentages as of December 31, 2002 and 2001 are also presented in the table (dollars in thousands).

                                                                                         MINIMUM
                                                                                        TO BE WELL
                                                                                     CAPITALIZED UNDER
                                                                MINIMUM CAPITAL      PROMPT CORRECTIVE
                                              ACTUAL              REQUIREMENT        ACTION PROVISIONS
                                          --------------        ---------------     --------------------
                                          AMOUNT      %         AMOUNT       %       AMOUNT         %
                                          ------    -----       ------     ----      -------       -----
     AS OF DECEMBER 31, 2002:
         Total capital to Risk-
          Weighted assets:
              Consolidated..........     $30,919    14.13%     $17,500     8.00%         N/A         N/A
              Bank.........               28,007    12.85       17,431     8.00      $21,789       10.00%

         Tier I Capital to Risk-
          Weighted Assets:
              Consolidated..........      28,175    12.88        8,750     4.00          N/A         N/A
              Bank....                    25,273    11.60        8,715     4.00       13,073        6.00
         Tier I Capital
          to Average Assets
              Consolidated..........      28,175     8.73       12,903     4.00          N/A        N/A
              Bank............            25,273     7.86       12,858     4.00       16,072       5.00



     AS OF DECEMBER 31, 2001:
         Total capital to Risk-
          Weighted assets:
              Consolidated..........    $ 27,514    12.28%     $17,926     8.00%         N/A         N/A
         Bank     ............            25,202    11.30       17,841     8.00      $22,301       10.00%
         Tier I Capital to Risk-
          Weighted Assets:
              Consolidated..........      25,107    11.20        8,963     4.00          N/A         N/A
              Bank                        22,795    10.22        8,921     4.00       13,381        6.00
         Tier I Capital
          to Average Assets
              Consolidated..........      25,107     8.33       12,058     4.00          N/A         N/A
              Bank                        22,795     7.58       12,023     4.00       15,028        5.00

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

The following table sets forth certain information relating to the Company's interest-earning assets and interest-bearing liabilities at December 31, 2002 that are estimated to mature or are scheduled to reprice within the period shown:

                                                      MORE
                                                      THAN           MORE
                                                      THREE        THAN SIX        MORE
                                                      MONTHS        MONTHS       THAN ONE
                                       THREE          TO SIX        TO ONE        YEAR TO      MORE THAN
                                       MONTHS         MONTHS         YEAR        FIVE YEARS    FIVE YEARS       TOTAL
                                       ------         ------         ----        ----------    ----------       -----
                                                                 ($ IN THOUSANDS)
Loans (1),(2) ..................     $  83,917         13,666         23,170         98,114            67        218,934

Securities (3) .................        12,507         10,901          9,159         23,133        10,309         66,009

Interest-bearing deposits ......        28,194             --             --             --            --         28,194
                                     ---------      ---------      ---------      ---------     ---------      ---------

     Total rate-sensitive assets       124,618         24,567         32,329        121,247        10,376        313,137
                                     ---------      ---------      ---------      ---------     ---------      ---------
Deposit accounts (4):
  Savings and NOW ..............        26,530                                                                    26,530
  Money-market .................        72,179                                                                    72,179
  Time deposits ................        21,146         22,711         24,344         21,391             2         89,594
                                     ---------      ---------      ---------      ---------     ---------      ---------

Total deposit accounts .........       119,855         22,711         24,344         21,391             2        188,303

Borrowings (5) .................        37,963             --             --          5,000        15,000         57,963
                                     ---------      ---------      ---------      ---------     ---------      ---------
     Total rate-sensitive
         liabilities ...........       157,818         22,711         24,344         26,391        15,002        246,266
                                     ---------      ---------      ---------      ---------     ---------      ---------

Gap (repricing differences) ....     $ (33,200)         1,856          7,985         94,856        (4,626)     $  66,871
                                     =========      =========      =========      =========     =========      =========

Cumulative GAP .................     $ (33,200)       (31,344)       (23,359)        71,497        66,871
                                     =========      =========      =========      =========     =========

Cumulative GAP/total assets.....        -10.18%         -9.61 %        -7.16%         21.92%        20.51%
                                     =========      =========      =========      =========     =========
------------------------------------------------------------------------------------------------------------------------

(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their contractual maturities.
(2)  Includes nonaccrual loans and loans held for sale.
(3) Securities are scheduled according to their respective repricing, predicted call dates and maturity dates, includes Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock.
(4) Savings, NOW and money-market accounts are regarded as readily accessible withdrawable accounts. All other time accounts are scheduled according to their respective maturity dates.
(5) Borrowings include FHLB fixed and floating rate convertible advances which have a call option and investment repurchase agreements.

The following table reflects the contractual principal repayments of the Company's loan portfolio at December 31, 2002:

                                                   COMMERCIAL  RESIDENTIAL
                                       COMMERCIAL  REAL ESTATE  MORTGAGE     CONSUMER
                                          LOANS       LOANS       LOANS       LOANS       TOTAL
                                         -------     -------     -------     -------     -------
                                                         (DOLLARS IN THOUSANDS)
Due within one year ................     $48,803      30,343       5,743      23,352     108,241
Due after one through five years....       7,213      17,564      12,585       4,579      41,941
Due after five years ...............       1,074       6,574      59,988         966      68,602
                                         -------     -------     -------     -------     -------

       Total .......................     $57,090      54,481      78,316      28,897     218,784
                                         =======     =======     =======     =======     =======

Of the $110.5 million in loans due after one year, 48.3% of such loans have fixed rates of interest and 51.7% have adjustable rates.

The following table displays loan originations by type of loan and principal reductions during the periods indicated.

                                                             YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------------
                                        2002           2001           2000           1999          1998
                                     ---------      ---------      ---------      ---------      ---------
                                                              (DOLLARS IN THOUSANDS)
Originations:
    Commercial loans ...........     $  28,450         31,510         13,931         26,960         13,854
    Commercial real estate loans        27,978         28,066         13,527         12,668          7,020
    Residential real estate ....        41,222         27,554         24,468         20,804         33,498
     Consumer loans ............         5,191         10,298          6,802          4,139          2,959
                                     ---------      ---------      ---------      ---------      ---------
     Total loans originated ....     $ 102,841         97,428         58,728         64,571         57,331

Principal reductions ...........      (110,176)       (66,035)       (35,721)       (41,378)       (34,834)
                                     ---------      ---------      ---------      ---------      ---------
    (Decrease) Increase in gross
      loans ....................     $  (7,335)        31,393         23,007         23,193         22,497
                                     =========      =========      =========      =========      =========

During the years ending December 2002 and 2001, the Company did not originate any loans held for sale. The table above excludes originations of loans held for sale of $7.082 million, $2.496 million and $1.994 million for periods ended December 31, 2000, 1999 and 1998, respectively.

LOAN PORTFOLIO COMPOSITION

The following table summarizes the loan portfolio of the Company by type of loan as of December 31, 2002, 2001, 2000, 1999 and 1998.

                                                                      AT DECEMBER 31,
                   --------------------------------------------------------------------------------------------------------------
                          2002                  2001                    2000                  1999                   1998
                   ------------------     ------------------     ------------------     ------------------     ------------------
                               % OF                   % OF                   % OF                   % OF                    % OF
                    AMOUNT     TOTAL       AMOUNT     TOTAL       AMOUNT     TOTAL       AMOUNT     TOTAL       AMOUNT      TOTAL
                   --------    ------     --------    ------     --------    ------     --------    ------     --------    ------
                                                                     (DOLLARS IN THOUSANDS)
Commercial ......  $ 57,090    26.09%     $ 60,003    26.52%     $ 41,305    23.59%     $ 34,054     22.35%    $ 21,487     16.64%
Commercial
  real estate ...    54,481    24.90%       58,711    25.95        29,699    16.96        25,655     16.84       20,904     16.19
Residential
  real estate ...    78,316    35.80%       83,834    37.05        88,659    50.62        80,814     53.05       76,938     59.56

Consumer ........    28,897    13.21%       23,719    10.48        15,468     8.83        11,826      7.76        9,827      7.61
                   --------    ------     --------    ------     --------    ------     --------    ------     --------    ------

    Total loans..  $218,784    100.00%    $226,267    100.00%    $175,131    100.00%    $152,349    100.00%    $129,156    100.00%
                               ======                 ======                 ======                 ======                 ======

Less:
  Deferred loan
   fees..........      (425)                  (481)                  (210)                  (166)                   (73)
  Allowance for
   loan losses...    (3,519)                (2,407)                (1,792)                (1,331)                (1,078)
                    -------                -------                -------                -------                -------

   Loans, net....  $214,840               $223,379               $173,129               $150,852               $128,005
                   ========               ========               ========               ========               ========

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

Commercial business loans totaled $57.090 million or 26.09% of the Bank's loan portfolio, as of December 31, 2002. Commercial business loan underwriting practices assess the borrower's creditworthiness and ability to repay, including an evaluation of the value of any collateral securing the proposed loan. While commercial business loans generally are made for shorter terms and at higher yields than one-to-four family residential loans, such loans generally involve a higher level of risk than one-to-four family residential loans.

The Bank's commercial real estate loans at December 31, 2002 totaled $54.481 million or 24.90% of the Bank's portfolio. The portfolio generally has terms generally ranging from five to seven and in some cases ten years and interest rate adjustment periods ranging from monthly to five years. Amortization periods for commercial mortgage loans generally are 15 to 20 and do not exceed 25 years. Commercial real estate loans originated by the Bank are primarily secured by income-producing properties such as office buildings, warehouse buildings, retail space and to a lesser extent multi-family property. Generally, in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers, a maximum loan to value ratio of 75%, and a cash flow to debt service ratio of 1.25 to 1 or higher.

The Bank's residential real estate mortgage loans at December 31, 2002 totaled $78.316 million or 35.80% of the Bank's total loan portfolio. The Bank's residential mortgage loans have terms which do not exceed 30 years and are secured by one-to-four family residences. Loans made for an amount in excess of 80% of the appraised value of the financed residences are generally originated with private mortgage insurance, which essentially insures that portion of the loan which is in excess of 80% of the appraised value of the financed residences. The company will originate loans targeted at low and moderate income home buyers whose underwriting standard may exceed what's considered typical. As of December 31, 2002, the residential loan portfolio of the Bank consisted of approximately 42.6% in adjustable rate mortgages and 57.4% in fixed rate loans. During 2002, the Company originated residential real estate mortgage loans to correspondent banks, servicing released totaling $15.535 million and originated $41.223 million of loans to the portfolio. Residential mortgage loans generally are underwritten by the Bank in accordance with guidelines of the Federal National Mortgage Association (the "FNMA") and the Federal Home Loan Mortgage Corporation (the "FHLMC").

Consumer loans are extended for a variety of purposes including the purchase of automobiles, home improvement, lines of credit and unsecured personal loans. As of December 31, 2002, consumer loans were approximately $28.897 million or 13.21% of total loans. Consumer loan underwriting standards include an examination of the applicant's payment history on other debts and an evaluation of the applicant's ability to meet existing obligations and payments on the proposed loan.
Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans generally involve a higher element of credit risk than one-to-four family residential loans, consumer loans are typically made at higher interest rates and for shorter terms, or at adjustable rates, and are helpful in maintaining a profitable spread between the Bank's loan yield and its cost of funds.

DEPOSIT COMPOSITION

The Company attracts both short-term and long-term deposits from the Company's primary market area by offering a wide assortment of accounts and rates. The Company offers checking accounts (both interest bearing and non-interest bearing), money market accounts, savings accounts, fixed interest rate certificates of deposits with varying maturities and individual retirement accounts.

The following table shows the distribution of, and certain other information relating to, deposit accounts by type:

                                                    AT DECEMBER 31,
                             --------------------------------------------------------------
                                     2002                 2001                   2000
                             -----------------     -----------------      -----------------
                                         % OF                  % OF                   % OF
                             BALANCE     TOTAL     BALANCE     TOTAL      BALANCE     TOTAL
                             -------     -----     -------     -----      -------     -----
                                                                    (DOLLARS IN THOUSANDS)
Demand deposits ........    $ 45,198     19.36%    $ 41,197     18.24%    $ 29,827     18.51%

Savings and NOW deposits      26,530     11.36%      20,056      8.88       12,048      7.48
Money-market deposits ..      72,179     30.91%      60,539     26.81       33,920     21.05
Time deposits ..........      89,594     38.37%     104,033     46.07       85,341     52.96
                            --------    ------     --------    ------     --------    ------

     Total deposits ....    $233,501    100.00%    $225,825    100.00%    $161,136    100.00%
                            ========    ======     ========    ======     ========    ======

Jumbo certificates ($100,000 and over) included above mature as follows:

                                                                          AT DECEMBER 31,
                                                                          ---------------
                                                                               2002
                                                                               ----
                                                                      (DOLLARS IN THOUSANDS)
     Due three months or less......................................           $5,179
     Due over three months to six months...........................            6,898
     Due over six months to one year...............................           12,419
     Due over one year.............................................            5,177
                                                                            --------
       Total.......................................................         $ 29,673
                                                                            ========

The scheduled maturities of time deposits are as follows:
                                                                         AT DECEMBER 31,
                                                                         ---------------
                                                                              2002
                                                                              ----
                                                                      (DOLLARS IN THOUSANDS)
     Due in one year or less.......................................         $ 68,201
     Due in more than one but less than three years................           16,772
     Due in more than three but less than five years...............            4,621
                                                                            --------
       Total.......................................................         $ 89,594
                                                                            ========

The following table sets forth the net deposit flows of the Company during the year indicated:

                                                                         YEAR ENDED DECEMBER 31,
                                                                        --------------------------
                                                                        2002       2001       2000
                                                                        ----       ----       ----
                                                                          (DOLLARS IN THOUSANDS)

   Net increase before interest credited.....................         $  2,389    24,323      13,310
   Net interest credited.....................................             5,344    7,562       1,650
                                                                      ---------   ------      ------

   Net deposit increase......................................         $   7,733   31,885      14,960
                                                                      =========   ======      ======


The following table indicates the daily average balances and weighted average interest rates paid on interest bearing deposits for each of the three years ended December 31, 2002, 2001 and 2000:

                                                           YEARS ENDED DECEMBER 31,
                           ----------------------------------------------------------------------------------------
                                      2002                           2001                         2000
                           --------------------------     ------------------------      ---------------------------
                           AVERAGE    % OF     AVERAGE    AVERAGE    % OF   AVERAGE     AVERAGE    % OF      AVERAGE
                           BALANCE    TOTAL     YIELD     BALANCE    TOTAL   YIELD      BALANCE    TOTAL      YIELD
                           -------    -----     -----     -------    -----   -----      -------    -----      -----
                                                           (DOLLARS IN THOUSANDS)
Savings and NOW
   deposits ..........    $ 22,174     9.67%     .71%      15,541     7.56    1.04%   $ 13,249      8.51     1.47%
Money-market
   deposits ..........      64,408    28.08     1.82       48,757    23.72    3.17      37,317     23.96     4.25
Time deposits ........      98,343    42.87     3.60      105,050    51.11    5.22      80,037     51.39     5.69
                          --------    -----              --------    -----             --------    -----
Total interest-bearing
   deposits ..........     184,925    80.62     2.64%     169,348    82.39    4.25%    130,603     83.86     4.85

Noninterest bearing
   deposits...........      44,443    19.38                36,185    17.61              25,150     16.14
                          --------    -----              --------    -----             --------    -----
Total.................    $229,368   100.00%             $205,533   100.00%         $  155,753    100.00%
                          ========   ======              ========   ======          ==========    ======

              COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001
GENERAL

Net earnings for the twelve months ended December 31, 2002, were $1.764 million as compared to $1.668 million for the same period in 2001. The marginal increase in earnings reflects the full year absorption of four acquired Miami-Dade banking offices and the de novo Coral Springs office that opened during the spring of 2001. The Company's earnings per share were $.84 basic and $.82 diluted for the year ended December 31, 2002, as compared to $.82 basic and $.81, diluted for the same period in 2001.

INTEREST INCOME AND EXPENSE

Interest income decreased by $1.5 million, or 6.8%, from $21.7 million for the year ended December 31, 2001 to $20.2 million for the year ended December 31, 2002. Interest income on loans decreased $1.2 million primarily due to a decrease in the average yield earned from 8.39% in 2001 to 7.39% in 2002, partially offset by an increase in the average loan portfolio balance from $213.6 million for the year ended December 31, 2001 to $226.4 million for the comparable period in 2002. Interest on securities decreased $163,000 primarily due to a decrease in the weighted-average yield earned of .74%, partially offset by an increase in the average securities portfolio balance from $59.2 million in 2001 to $65.5 million in 2002. The marginal decrease in interest income on other interest-earning assets of $115,000 was due to a decrease in the weighted-average yield earned of 2.27%, partially offset by an increase in the average other interest-earning assets balance from $11.1 million in 2001 to $17.0 million in 2002.

Interest expense on deposits decreased to $4.9 million for the year ended December 31, 2002 from $7.2 million for the year ending December 31, 2001. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 4.25% in 2001 to 2.64% in 2002, partially offset by an increase in the average balance from $169.3 million in 2001 to $184.9 million in 2002.

Interest expense on borrowings decreased $554,000 to $2.708 million for the year ended December 31, 2002 from $3.262 million for the year ending December 31, 2001. Interest expense on borrowings decreased due to a decrease in the weighted-average rate paid for year ended December 31, 2002 to 4.33% compared to 5.12% for the same period in 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. A provision of $811,000 was made for year ended December 31, 2002 compared to the $1.296 million provision made in the comparable period in 2001. The decrease in the provision is a direct result in realizing recoveries on previously charged-off loans. Management's decision to decrease reserves is based on the composition and risk associated in the loan portfolio. Management's assessment is that the allowance for loan losses of $3.519 million was adequate at December 31, 2002.

NONINTEREST INCOME

Total noninterest income for the year ended December 31, 2002 was $2.883 million as compared to the $2.714 million for the year ended December 31, 2001. The net increase in noninterest income of $169,000 was primarily due to the increase in service charges on deposit accounts of $402,000 related to the greater number of transaction-based deposit accounts that the Company service's. The increase in other income was a result of a $67,000 profit earned on the sale of real estate owned. The increase in noninterest revenue was offset by a decrease in gains realized from the sale of securities available for sale of $399,000.

NONINTEREST EXPENSES

Total noninterest expenses increased $1.936 million to $12.126 million for the year ended December 31, 2002 from $10.190 million for the year ended December 31, 2001. The increase in noninterest expenses in 2002 was primarily a result of an increase in salaries and employee benefits of $1.022 million due to the increase in staff to support the Company's growth.

Occupancy expenses increased of $552,000 as we realized the full year effect of the four acquired Miami-Dade banking offices and the de novo Coral Springs office that were opened in the spring of 2001. The amortization of intangible assets increased by $76,000 as the Company realized a year's effect resulting from the application of purchase accounting principles to the acquisition of the four Miami-Dade County branch offices in 2001.

PROVISION FOR INCOME TAXES

The provision for income taxes increased from $814,000 (an effective rate at 33%) during the year ended December 31, 2001 to $829,000 (an effective rate at 32%) during the year ended December 31, 2002. The decrease in the effective income tax rate is directly related to bank qualified municipal investments in the securities available for sale during the year ended December 31, 2002.


              COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000
GENERAL

Net earnings for the twelve months ended December 31, 2001, were $1.668 million as compared to $1.719 million for the same period in 2000. The decrease in the Company's net earnings was attributed to an increase in noninterest expenses directly related to the acquisition of four banking offices and the infrastructure to supporting the Company's growth. The Company's earnings per share were $.82 basic and $.81 diluted for the year ended December 31, 2001, as compared to $.85 per basic and diluted for the year ended December 31, 2000.

INTEREST INCOME AND EXPENSE

Interest income increased from $18.545 million for the year ended December 31, 2000 to $21.707 million for the year ended December 31, 2001. Interest income on loans increased $3.070 million in 2001 from 2000 due to a $50.383 million increase in average loans outstanding, offsetting the decrease in average loan rates from 9.11% in 2000 to 8.39% in 2001. Interest on securities increased to $3.270 million for the year ended December 31, 2001 from $3.232 million for the year ended December 31, 2000. The slight increase in interest income of $38,000 on securities available for sale in 2001 from 2000 is due to a $5.765 million increase in average securities available for sale, offsetting a decrease in average rates from 6.15% to 5.66%. The marginal increase in interest income on other interest-earning assets of $54,000 was due to a $4.500 million increase in average other interest-earning assets, offset by the earnings rate decrease from 6.86% in 2000 to 4.55% in 2001.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank's market areas, and other factors related to the collectibility of the Bank's loan portfolio. The provision increased to $1.296 million for the year ended December 31, 2001 from $685,000 for the year ended December 31, 2000. The increase in the provision is a result of management's decision to increase reserves as the composition of the loans continues to shift from residential mortgage dominance to a more traditional commercial bank's portfolio. Management's assessment is that the allowance for loan losses of $2.407 million was adequate at December 31, 2001.

NONINTEREST INCOME

Total noninterest income for the year ended December 31, 2001 was $2.714 million as compared to the $1.092 million for the year ended December 31, 2000. The increase of noninterest income of $1.622 million was attributed to a $499,000 increase in service charges on deposit accounts, resulting from increased volume, $741,000 in net profits realized on securities available for sale and a $201,000 increase in loan correspondent fees associated with mortgage production. The interest rate environment during 2001 was favorable towards repositioning the securities available for sale and allowed us the ability to earn loan fees from originating fixed rate mortgages to correspondents.

NONINTEREST EXPENSES

Total noninterest expenses increased $3.005 million to $10.190 million for the year ended December 31, 2001 from $7.185 million for the year ended December 31, 2000. The increase in noninterest expenses in 2001 was primarily a result of an increase in salaries and employee benefits of $1.313 million due to additional staffing to support the four acquired branch offices in Miami-Dade County, a de novo branch in northern Broward County, the infrastructure to support the Company's growth, and an increase of $682,000 in occupancy expenses with the new facilities. The increase in other expenses of $474,000 is associated with stationery and supplies, postage and related costs as the Company expanded. The amortization of intangible assets of $169,000 at the year ended December 31, 2001 resulting from the application of purchase accounting principles to the acquisition of the four Miami-Dade County branch offices.

PROVISION FOR INCOME TAXES

The provision for income taxes decreased from $821,000 (an effective rate at 33.3%) during the year ended December 31, 2000 to $814,000 (an effective rate at 32.8%) during the year ended December 31, 2001. The decrease in the effective income tax rate is directly related to bank qualified municipal investments in the securities available for sale during the year ended December 31, 2001.

QUARTERLY DATA

The following table presents summarized quarterly financial data (dollars in thousands, except per share amounts):

                                                           YEAR ENDED DECEMBER 31, 2002
                                                     ------------------------------------------
                                                      FIRST     SECOND       THIRD      FOURTH
                                                     QUARTER    QUARTER     QUARTER     QUARTER
                                                     -------    -------     -------     -------
                                                              (DOLLARS IN THOUSANDS)

         Interest income ........................    $ 5,194    $ 5,148     $ 5,042     $ 4,846
                                                                                        .......
         Interest expense .......................      2,017      1,974       1,860       1,732
                                                     -------    -------     -------     -------
              Net interest income ...............      3,177      3,174       3,182       3,114

         Provision (credit) for loan losses .....        471        816        (126)       (350)
                                                     -------    -------     -------     -------
              Net interest income after provision
                  for loan losses ...............      2,706      2,358       3,308       3,464
                                                     -------    -------     -------     -------

         Noninterest income .....................        761        651         692         779
         Noninterest expense ....................      2,903      2,927       3,035       3,261
                                                     -------    -------     -------     -------

         Net earnings before income taxes .......        564         82         965         982
                  Income taxes ..................        166        (18)        320         361
                                                     -------    -------     -------     -------

         Net Earnings ...........................        398        100         645         621
                                                     =======    =======     =======     =======

         Basic earnings per common share ........    $   .19    $   .05     $   .30     $   .30
                                                     =======    =======     =======     =======

         Diluted earnings per common share ......    $   .19    $   .05     $   .30     $   .28
                                                     =======    =======     =======     =======


                                                           YEAR ENDED DECEMBER 31, 2001
                                                     ------------------------------------------
                                                      FIRST     SECOND       THIRD      FOURTH
                                                     QUARTER    QUARTER     QUARTER     QUARTER
                                                     -------    -------     -------     -------
                                               (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE AMOUNTS)

         Interest income ........................    $ 4,905    $ 5,578     $ 5,762     $ 5,462

         Interest expense .......................      2,553      2,822       2,746       2,332
                                                     -------    -------     -------     -------

              Net interest income ...............      2,352      2,756       3,016       3,130

         Provision for loan losses ..............        150        210         225         711
                                                     -------    -------     -------     -------

              Net interest income after provision
                  for loan losses ...............      2,202      2,546       2,791       2,419
                                                     -------    -------     -------     -------

         Noninterest income .....................        482        573         641       1,018
         Noninterest expense ....................      1,986      2,590       2,749       2,865
                                                     -------    -------     -------     -------

         Net earnings before income taxes .......        698        529         683         572
                  Income taxes ..................        238        173         236         167
                                                     -------    -------     -------     -------

         Net Earnings ...........................        460        356         447         405
                                                     =======    =======     =======     =======

         Basic earnings per common share ........        .23        .17         .22         .20
                                                     =======    =======     =======     =======

         Diluted earnings per common share ......        .23        .17         .21         .20
                                                     =======    =======     =======     =======

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK See Part I, Item 1. DESCRIPTION OF BUSINESS, Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                            INDEX
                                            -----


Audited Consolidated Financial Statements                                                   Page(s)
                                                                                            -------
Report of Independent Certified Public Accountants
(Hacker, Johnson & Smith PA)....................................................                F-1

Consolidated Balance Sheets as of December 31, 2002 and 2001....................                F-2

Consolidated Statements of Earnings for the years ended
December 31, 2002, 2001 and 2000................................................            F-3, F-4

Consolidated Statements of Stockholder's Equity for the
years ended December 31, 2002, 2001 and 2000....................................            F-5, F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2002, 2001 and 2000................................................            F-7, F-8

Notes to Consolidated Financial Statements......................................            F-9, F-29

Independent Auditors' Report on Supplementary Information.......................               F-30

Consolidated Balance Sheets as of December 31, 2002.............................               F-31

Consolidated Statements of Earnings for the year ended
December 31, 2002...............................................................               F-32

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES
                               Boca Raton, Florida


                    Audited Consolidated Financial Statements

                        At December 31, 2002 and 2001 and
                       for Each of the Years in the Three-
                       Year Period Ended December 31, 2002
                         with Supplementary Information

                  (Together With Independent Auditors' Report)

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

         We have audited the accompanying consolidated balance sheets of Pointe Financial Corporation and Subsidiaries (the "Company") at December 31, 2002 and 2001, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.




HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
January 17, 2003

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     ($ IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                     AT DECEMBER 31,
                                                                                -----------------------
                               ASSETS                                             2002          2001
                                                                                ---------     ---------

Cash and due from banks ....................................................    $   7,454         9,313
Interest-bearing deposits with banks .......................................       28,194        31,342
                                                                                ---------     ---------

       Total cash and cash equivalents .....................................       35,648        40,655
Securities available for sale ..............................................       63,030        54,233
Loans, net of allowance for loan losses of $3,519
   in 2002 and $2,407 in 2001 ..............................................      214,840       223,379
Loans held for sale ........................................................          150           446
Accrued interest receivable ................................................        1,983         1,779
Premises and equipment, net ................................................        3,618         3,465
Federal Home Loan Bank stock, at cost ......................................        2,500         2,900
Federal Reserve Bank stock, at cost ........................................          479           479
Foreclosed real estate .....................................................          117            --
Branch acquisition intangible asset ........................................        3,216         3,461
Deferred income tax asset ..................................................          842           483
Other assets ...............................................................          884         2,115
                                                                                ---------     ---------

       Total ...............................................................    $ 327,307       333,395
                                                                                =========       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing demand deposits .....................................       45,198        41,197
   Savings and NOW deposits ................................................       26,530        20,056
   Money-market deposits ...................................................       72,179        60,539
   Time deposits ...........................................................       89,594       104,033
                                                                                ---------     ---------

       Total deposits ......................................................      233,501       225,825
   Official checks .........................................................        1,919         2,094
   Other borrowings ........................................................       12,963        30,094
   Advances from Federal Home Loan Bank ....................................       45,000        45,000
   Accrued interest payable ................................................          594           849
   Advance payments by borrowers for taxes and insurance ...................          230           284
   Other liabilities .......................................................          769           702
                                                                                ---------     ---------
       Total liabilities ...................................................      294,976       304,848
                                                                                ---------     ---------
Commitments and contingencies (Notes 4, 8 and 9)

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued           --            --
   Common stock, $.01 par value, 5,000,000 shares authorized; 2,471,668 and
     2,345,295 shares issued at December 31, 2002 and 2001, respectively ...           25            23
   Additional paid-in capital ..............................................       25,540        24,110
   Retained earnings .......................................................        8,878         7,535
   Accumulated other comprehensive income (loss) ...........................          940           (17)
   Treasury stock, at cost (297,000 shares) ................................       (3,000)       (3,000)
   Stock incentive plan ....................................................          (52)         (104)
                                                                                ---------     ---------

       Total stockholders' equity ..........................................       32,331        28,547
                                                                                ---------     ---------
       Total ...............................................................    $ 327,307       333,395
                                                                                =========     =========


See Accompanying Notes to Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                              -----------------------------
                                                                                2002       2001      2000
                                                                              -------    -------    -------
Interest income:
   Loans .................................................................    $16,735     17,934     14,864
   Securities available for sale .........................................      3,107      3,270      3,232
   Other interest-earning assets .........................................        388        503        449
                                                                              -------    -------    -------

       Total interest income .............................................     20,230     21,707     18,545
                                                                              -------    -------    -------
Interest expense:
   Deposits ..............................................................      4,875      7,191      6,334
   Borrowings ............................................................      2,708      3,262      2,971
                                                                              -------    -------    -------

       Total interest expense ............................................      7,583     10,453      9,305
                                                                              -------    -------    -------
Net interest income ......................................................     12,647     11,254      9,240

       Provision for loan losses .........................................        811      1,296        685
                                                                              -------    -------    -------
Net interest income after provision for loan losses ......................     11,836      9,958      8,555
                                                                              -------    -------    -------
Noninterest income:
   Service charges on deposit accounts ...................................      1,716      1,314        815
   Loan servicing fees ...................................................         30         36         47
   Net gains from sale of loans ..........................................         --         --          6
   Net realized gain (loss) on sale of securities ........................        342        741       (123)
   Loan correspondent fees ...............................................        254        231         30
   Other .................................................................        541        392        317
                                                                              -------    -------    -------
       Total noninterest income ..........................................      2,883      2,714      1,092
                                                                              -------    -------    -------
Noninterest expenses:
   Salaries and employee benefits ........................................      6,166      5,144      3,831
   Occupancy expense .....................................................      2,395      1,843      1,161
   Advertising and promotion .............................................        375        399        263
   Professional fees .....................................................        300        260        207
   Data processing .......................................................        693        591        413
   Amortization of intangible asset ......................................        245        169         --
   Other .................................................................      1,952      1,784      1,310
                                                                              -------    -------    -------

       Total noninterest expenses ........................................     12,126     10,190      7,185
                                                                              -------    -------    -------
       Earnings before income taxes and extraordinary item ...............      2,593      2,482      2,462

Income taxes .............................................................        829        814        821
                                                                              -------    -------    -------
       Earnings before extraordinary item ................................      1,764      1,668      1,641
Extraordinary item - gain on extinguishment of debt, net of taxes of $47 .         --         --         78
                                                                              -------    -------    -------

       Net earnings ......................................................    $ 1,764      1,668      1,719
                                                                              =======    =======    =======

                                                                                                 (continued)


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                    ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                  YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                           2002            2001            2000
                                                      -------------    ------------    ------------
Net earnings per share - basic:
   Earnings before extraordinary item ............... $         .84             .82             .81
   Extraordinary gain from extinguishment of debt....            --              --             .04
                                                      -------------    ------------    ------------
       Net earnings per share - basic ............... $         .84             .82             .85

Net earnings per share - diluted:
   Earnings before extraordinary item ...............           .82             .81             .81

   Extraordinary gain from extinguishment of debt ...            --              --             .04

       Net earnings per share - diluted ............. $         .82             .81             .85
                                                      =============    ============    ============

   Weighted-average shares outstanding for basic ....     2,111,301       2,037,150       2,019,567
                                                      =============    ============    ============


   Weighted-average shares outstanding for diluted ..     2,148,659       2,064,328       2,019,632
                                                      =============    ============    ============

   Dividends per share .............................. $         .20             .20             .20
                                                      =============    ============    ============


See Accompanying Notes to Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                ($ IN THOUSANDS)

                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                                                                         COMPRE-
                                                           ADDITIONAl    STOCK                           HENSIVE     TOTAL
                                                   COMMON    PAID-IN   INCENTIVE  TREASURY   RETAINED    INCOME   STOCKHOLDERS'
                                                    STOCK    CAPITAL     PLAN       STOCK    EARNINGS    (LOSS)     EQUITY
                                                   -------   -------    -------    -------    -------    -------    -------
Balance at December 31, 1999 ...................   $    23    23,753        (50)    (3,000)     4,959     (1,102)    24,583
                                                                                                                    -------
Comprehensive income:
   Net earnings ................................        --        --         --         --      1,719         --      1,719

   Net change in unrealized loss on
     available-for-sale securities, net of taxes        --        --         --         --         --        729        729
                                                                                                                    -------

   Comprehensive income ........................                                                                      2,448
                                                                                                                    -------
Shares committed to participants in
   stock incentive plan ........................        --        --         11         --         --         --         11

Shares cancelled in stock incentive plan
   (1,010 shares) ..............................        --       (10)        10         --         --         --         --

Cash dividends paid ............................        --        --         --         --       (404)        --       (404)

Issuance of common stock to directors
   as compensation (12,164 shares) .............        --       109         --         --         --         --        109

Cancellation of common stock issued to
   directors as compensation (1,945 shares) ....        --       (17)        --         --         --         --        (17)
                                                   -------   -------    -------    -------    -------    -------    -------

Balance at December 31, 2000 ...................        23    23,835        (29)    (3,000)     6,274       (373)    26,730
                                                                                                                    -------
Comprehensive income:
   Net earnings ................................        --        --         --         --      1,668         --      1,668

   Net change in unrealized loss on
     available-for-sale securities, net of taxes        --        --         --         --         --        356        356
                                                                                                                    -------

   Comprehensive income ........................                                                                      2,024
                                                                                                                    -------
Shares issued in stock incentive plan
   (10,659 shares) .............................        --       113       (113)        --         --         --         --

Shares committed to participants in
   stock incentive plan ........................        --        --         34         --         --         --         34

Shares cancelled in stock incentive plan
   (460 shares) ................................        --        (4)         4         --         --         --         --

Cash dividends paid ............................        --        --         --         --       (407)        --       (407)

Common stock options exercised (7,337 shares) ..        --        70         --         --         --         --         70

Issuance of common stock to directors
   as compensation (8,532 shares) ..............        --        96         --         --         --         --         96
                                                   -------   -------    -------    -------    -------    -------    -------

Balance at December 31, 2001 ...................   $    23    24,110       (104)    (3,000)     7,535        (17)    28,547
                                                   =======   =======    =======    =======    =======    =======    =======

                                                                                                                 (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                ($ IN THOUSANDS)

                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                                                                         COMPRE-
                                                           ADDITIONAl    STOCK                           HENSIVE     TOTAL
                                                   COMMON    PAID-IN   INCENTIVE  TREASURY   RETAINED    INCOME   STOCKHOLDERS'
                                                    STOCK    CAPITAL     PLAN       STOCK    EARNINGS    (LOSS)     EQUITY
                                                   -------   -------    -------    -------    -------    -------    -------
Balance at December 31, 2001 ...................   $    23    24,110       (104)    (3,000)     7,535        (17)    28,547
                                                                                                                    -------
Comprehensive income:
   Net earnings ................................        --        --         --         --      1,764         --      1,764

   Net change in unrealized loss on
     available-for-sale securities, net of taxes        --        --         --         --         --        957        957
                                                                                                                    -------
   Comprehensive income ........................                                                                      2,721
                                                                                                                    -------
Common stock options exercised (129,540 shares)          2     1,245         --         --         --         --      1,247

Tax benefit related to the exercise of common
   stock options ...............................        --       218         --         --         --         --        218

Shares committed to participants in
   stock incentive plan ........................        --        --         19         --         --         --         19

Shares cancelled in stock incentive plan
   (3,167 shares) ..............................        --       (33)        33         --         --         --         --

Cash dividends paid ............................        --        --         --         --       (421)        --       (421)
                                                   -------   -------    -------    -------    -------    -------    -------

Balance at December 31, 2002 ...................   $    25    25,540        (52)    (3,000)     8,878        940     32,331
                                                   =======   =======    =======    =======    =======    =======    =======


See Accompanying Notes to Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                       2002        2001        2000
                                                                     --------    --------    --------
Cash flows from operating activities:
     Net earnings ................................................   $  1,764       1,668       1,719
     Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision for loan losses ................................        811       1,296         685
        Depreciation and amortization ...............................     692         580         423
        Net amortization of fees, premiums, discounts and other ..        448         211         131
        (Credit) provision for deferred income taxes ................    (359)        108        (243)
        Common stock issued as compensation for services .........         --          96          92
        Shares committed to participants in incentive stock plan ....      19          34          11
        (Gain) loss on sale of securities ........................       (342)       (741)        123
        Gain on sale of foreclosed real estate ......................     (67)         --          --
        Gain on sale of loans ....................................         --          --          (6)
        Originations of loans held for sale .........................      --          --      (7,082)
        Repayments of loans held for sale ........................        296         273          --
        Proceeds from sale of loans held for sale ................         --          --       9,065
        Decrease (increase) in other assets ......................        812      (1,403)       (687)
        (Increase) decrease in accrued interest receivable .......       (204)        256        (660)
        (Decrease) increase in official checks ...................       (175)        434         585
        (Decrease) increase in accrued interest payable ..........       (255)       (140)        301
        Increase in other liabilities ............................         67         141         332
                                                                     --------    --------    --------

           Net cash provided by operating activities .............      3,507       2,813       4,789
                                                                     --------    --------    --------

Cash flows from investing activities:
     Purchase of securities available for sale ...................    (98,160)    (96,370)    (26,731)
     Proceeds from sale of securities ............................     38,020      59,455       8,955
     Maturities and calls of securities available for sale .......     50,980      46,855      10,100
     Principal repayments on securities available for sale .......      2,015       2,985       1,123
     Net decrease (increase) in loans ............................      7,335     (31,393)    (23,007)
     Purchase of premises and equipment, net .....................       (845)       (799)     (1,040)
     Cash paid for foreclosed real estate ........................         --          --         (99)
     Proceeds from sale of foreclosed real estate ................        367          47         263
     Net decrease (increase) in other securities .................        400        (418)       (729)
     Increase in branch acquisition intangible asset .............         --      (3,630)         --
                                                                     --------    --------    --------

           Net cash provided by (used in) investing activities ...        112     (23,268)    (31,165)
                                                                     --------    --------    --------

Cash flows from financing activities:
     Net increase in deposits ....................................      7,733      31,885      14,960
     Net increase in Federal Home Loan Bank advances .............         --          --       9,940
     Net (decrease) increase in other borrowings .................    (17,131)     22,027       2,673
     Decrease in advance payments for taxes and insurance ........        (54)        (81)        (86)
     Proceeds from exercise of stock options .....................      1,247          70          --
     Cash dividends paid on common stock .........................       (421)       (407)       (404)
                                                                     --------    --------    --------

           Net cash (used in) provided by financing activities ...     (8,626)     53,494      27,083
                                                                     --------    --------    --------
           Net (decrease) increase in cash and cash equivalents ..     (5,007)     33,039         707

Cash and cash equivalents at beginning of year ...................     40,655       7,616       6,909
                                                                     --------    --------    --------

Cash and cash equivalents at end of year .........................   $ 35,648      40,655       7,616
                                                                     ========    ========    ========
                                                                                           (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                ($ IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------
                                                                                    2002         2001       2000
                                                                                    ----         ----       ----
Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Interest ..........................................................      $    7,838      10,593      9,004
                                                                                 ==========      ======      =====
        Income taxes ......................................................      $      399       2,257        998
                                                                                 ==========      ======      =====

     Noncash transactions:
        Reclassification of loans to foreclosed real estate ...............      $      367          29         --
                                                                                 ==========      ======      =====
        Reclassification of other assets to foreclosed real estate ........      $       50          --         75
                                                                                 ==========      ======      =====
        Accumulated other comprehensive income (loss), change in unrealized
           loss on securities available for sale ..........................      $      957         356        729
                                                                                 ==========      ======      =====
        Transfer of loans to loans held for sale ..........................      $       --          --      6,736
                                                                                 ==========      ======      =====

        Securitization of loans ...........................................      $       --      12,329         --
                                                                                 ==========      ======      =====
        Tax benefit related to exercise of common stock options ...........      $      218          --         --
                                                                                 ==========      ======      =====
        Activity in stock incentive plan, net .............................      $       52         (75)        21
                                                                                 ==========      ======      =====

        Acquisition of branches:
           Fair value of premises and equipment acquired ..................      $       --         404         --
                                                                                 ==========      ======      =====
           Fair value of loans acquired ...................................      $       --      32,912         --
                                                                                 ==========      ======      =====
           Deposits assumed ...............................................      $       --      33,316         --
                                                                                 ==========      ======      =====

See Accompanying Notes to Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              AT DECEMBER 31, 2002 AND 2001 AND FOR THE YEARS ENDED
                        DECEMBER 31, 2002, 2001 AND 2000


(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES GENERAL. Pointe Financial Corporation (the "Holding Company") owns 100% of
            Pointe Bank (the "Bank"), a state-chartered commercial bank and Pointe Financial Services, Inc. On February 12, 2002, the Bank incorporated a subsidiary, Will No-No, Inc., a Florida corporation, formed for the purpose to own, maintain and dispose of the Bank's foreclosed assets (collectively the "Company"). The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its eleven banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary and Will No-No, Inc. had minimal activity during the year ended December 31, 2002.

            In 2000, the Company formed Pointe Capital, an investment banking joint venture with First Integrated Capital Corporation, a subsidiary of McGinn, Smith & Company, Inc., a related party. The Company owns 50% of Pointe Capital. Pointe Capital offers investment banking services to small and medium-size businesses in South Florida. The Company accounts for its investment in Pointe Capital using the equity method of accounting.

            On April 20, 2001, the Company purchased four branch offices in Miami-Dade County from another financial institution. The branches had a combined deposit base of approximately $55.0 million. The Company also acquired in this transaction consumer loans of approximately $7.5 million and $25.4 million of participation interests in existing commercial real estate loans in the seller's portfolio. The excess of the fair value of liabilities assumed over the fair value of tangible assets acquired in this transaction is being amortized on a straight line basis over fifteen years.

      BASIS OF PRESENTATION. The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

            The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The following summarizes the more significant of these policies and practices.

      USE OF ESTIMATES. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

      CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits with banks.

            The Bank is required by law or regulation to maintain cash reserves with the Federal Reserve Bank. The reserve balances at December 31, 2002 and 2001 were approximately $3.3 million and $2.3 million, respectively.
                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      SECURITIES. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings and reported in other comprehensive income. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

      LOANS.Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

            Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

            The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the credit is well-collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

      LOANS HELD FOR SALE. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. At December 31, 2002 and 2001 the book value of loans held for sale approximated fair value in the aggregate.

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

      PREMISES AND EQUIPMENT. Land is stated at cost. Building, furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using the straight-line method over the shorter of the lease term or estimated useful life of each type of asset.

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

      INCOMETAXES. Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax basis of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

      STOCK COMPENSATION PLANS. Statement of Financial Accounting Standards
            (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively, "SFAS No. 123") encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("Opinion No. 25") whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net earnings and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.
                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
      EARNINGS PER SHARE. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method.

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

              DEPOSIT LIABILITIES. The fair values disclosed for demand, NOW, money market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of time deposits.

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

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED ADVERTISING. The Company expenses all advertising as incurred.

      RECENT PRONOUNCEMENTS. In November 2002, the FASB issued FASB
            Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

(2) SECURITIES AVAILABLE FOR SALE
      Securities have been classified according to management's intent. The carrying amount of securities and their approximate fair values are summarized as follows (in thousands):

                                                      GROSS       GROSS
                                         AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                           COST       GAINS       LOSSES       VALUE
                                         -------     -------     -------      -------
AT DECEMBER 31, 2002:
   U.S. Treasury securities ........     $ 6,848         427          --        7,275
   Mortgage-backed securities ......       3,085          66          --        3,151
   U.S. Government agency securities      40,015         663          (2)      40,676
   Tax-exempt securities ...........      10,241         321         (17)      10,545
   Preferred stock .................       1,000          58          --        1,058
   Other ...........................         325          --          --          325
                                         -------     -------     -------      -------

      Total ........................     $61,514       1,535         (19)      63,030
                                         =======     =======     =======      =======


AT DECEMBER 31, 2001:
   U.S. Treasury securities ........         506          11          --          517
   Mortgage-backed securities ......      17,313         242          (9)      17,546
   U.S. Government agency securities      25,035          83        (113)      25,005
   Tax-exempt securities ...........       9,082          --        (206)       8,876
   Preferred stock .................       2,000          --         (36)       1,964
   Other ...........................         325          --          --          325
                                         -------     -------     -------      -------

      Total ........................     $54,261         336        (364)      54,233
                                         =======     =======     =======      =======

      At December 31, 2002 and 2001, approximately $585,000 and $517,000 respectively, of securities were pledged for the Company's treasury tax and loan account, approximately $16,651,000 and $28,046,000, respectively, were pledged as collateral for investment repurchase agreements and approximately $8,023,000 and $13,566,000, respectively, were pledged for public deposits.

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(2) SECURITIES AVAILABLE FOR SALE, CONTINUED The following summarizes sales of securities (in thousands):

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    ---------------------------------
                                                                                    2002           2001          2000
                                                                                    ----           ----          ----
           Proceeds from sale of securities...................................  $  38,020         59,455        8,955
                                                                                =========         ======        =====
           Gross gains from sale of securities................................        440            962           12
           Gross losses from sale of securities...............................        (98)          (221)        (135)
                                                                                 --------         ------        -----
           Net gains (losses).................................................  $     342            741         (123)
                                                                                =========         ======        =====

    The scheduled maturities of securities available for sale at December 31, 2002 are as follows (in thousands):

                                                                                              AMORTIZED       FAIR
                                                                                                COST          VALUE
                                                                                                ----          -----
           Due from one to five years....................................................      $ 43,678       44,768
           Due from five to ten years....................................................         3,510        3,508
           Due in over ten years.........................................................        10,241       10,545
           Mortgage-backed securities....................................................         3,085        3,151
           Preferred stock...............................................................         1,000        1,058
                                                                                               --------       ------
                                                                                               $ 61,514       63,030
                                                                                               ========       ======


(3)  LOANS
     The components of loans are summarized as follows (in thousands):

                                                                                                 AT DECEMBER 31,
                                                                                             -----------------------
                                                                                             2002               2001
                                                                                             ----               ----

              Residential real estate.................................................   $   78,316             83,834
              Commercial real estate..................................................       54,481             58,711
              Commercial..............................................................       57,090             60,003
              Consumer................................................................       28,897             23,719
                                                                                         ----------            -------

                  Total loans.........................................................      218,784            226,267

              Deduct:
                  Net deferred loan fees..............................................         (425)              (481)
                  Allowance for loan losses  .........................................       (3,519)            (2,407)
                                                                                         ----------            -------

                                                                                          $ 214,840            223,379
                                                                                          =========            =======

                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(3)  LOANS, CONTINUED
     An analysis of the change in the allowance for loan losses follows (in thousands):

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                    ---------------------------------
                                                                                    2002          2001           2000
                                                                                    ----          ----           ----

              Balance at beginning of year....................................    $ 2,407         1,792          1,331
                                                                                  -------         -----          -----
              Loans charged-off...............................................       (425)       (1,150)          (239)
              Recoveries......................................................        726             4             15
                                                                                  -------         -----          -----
                  Net loans recovered (charged-off)...........................        301        (1,146)          (224)
                                                                                  -------         -----          -----
              Provision for loan losses.......................................        811         1,296            685
              Reserve on loans received in acquisition of branches............         --           465             --
                                                                                  -------         -----          -----
              Balance at end of year..........................................    $ 3,519         2,407          1,792
                                                                                  =======         =====          =====


     The following summarizes the amount of impaired loans (in thousands):

                                                                                                       AT DECEMBER 31,
                                                                                                     ----------------
                                                                                                     2002        2001
                                                                                                     ----        ----
              Loans identified as impaired:
                  Gross loans with no related allowance for losses..............................   $  --           --
                  Gross loans with related allowance for losses recorded........................      --          150
                  Less:  Allowances on these loans..............................................      --         (150)
                                                                                                   -----         ----
              Net investment in impaired loans..................................................   $  --           --
                                                                                                   =====         ====

     The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):
                                                                                          YEAR ENDED DECEMBER 31,
                                                                                       ---------------------------
                                                                                       2002        2001       2000
                                                                                       ----        ----       ----
              Average investment in impaired loans..................................  $  --        474         109
                                                                                      =====        ===         ===
              Interest income recognized on impaired loans..........................  $  --         13          --
                                                                                      =====        ===         ===
              Interest income received on impaired loans............................  $  --         13          --
                                                                                      =====        ===         ===

     No additional funds are committed to be advanced in connection with impaired loans.

     Nonaccrual and past due loans were as follows (in thousands):

                                                                                                     AT DECEMBER 31,
                                                                                                     ----------------
                                                                                                     2002        2001
                                                                                                     ----        ----

                  Nonaccrual loans..............................................................    $ 213        1,027
                  Past due ninety days or more, but still accruing..............................       --           24
                                                                                                    -----        -----
                                                                                                    $ 213        1,051
                                                                                                    =====        =====

                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(4)  PREMISES AND EQUIPMENT
     Premises and equipment is summarized as follows (in thousands):

                                                                                                AT DECEMBER 31,
                                                                                             --------------------
                                                                                             2002            2001
                                                                                             ----            ----
             Land.......................................................................  $     964            964
             Building...................................................................        913            913
             Leasehold improvements.....................................................      1,602          1,100
             Furniture, fixtures and equipment..........................................      4,024          3,650
             Automobile.................................................................         22             22
             Construction in process....................................................         --             76
                                                                                            -------          -----

               Total, at cost...........................................................      7,525          6,725

             Less accumulated depreciation and amortization.............................     (3,907)        (3,260)
                                                                                            -------          -----
               Net book value...........................................................    $ 3,618          3,465
                                                                                            =======          =====


     The Company leases nine of its banking offices. The lease terms range up to ten years. Some of the leases contain escalation clauses providing for increased rent expense based primarily on increases in the average consumer index or percentages stipulated in the lease agreements. Rental expense was approximately $1,304,000, $947,000 and $534,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Approximate future minimum annual rental payments under noncancellable leases are as follows (in thousands):

           YEAR ENDING
           DECEMBER 31,                                                                                     AMOUNT
           ------------                                                                                     ------
               2003................................................................................        $ 1,388
               2004................................................................................          1,249
               2005................................................................................          1,188
               2006................................................................................          1,126
               2007................................................................................          1,115
               Thereafter..........................................................................          3,283
                                                                                                          --------
               Total...............................................................................       $  9,349
                                                                                                          ========

(5)  DEPOSITS
     The aggregate amount of jumbo time deposits with a minimum denomination of $100,000, was approximately $29.7 million and $42.5 million at December 31, 2002 and 2001, respectively.

     At December 31, 2002, the scheduled maturities of all time deposits are as follows (in thousands):

           YEAR ENDING
           DECEMBER 31,                                                                                     AMOUNT
           ------------                                                                                     ------
               2003................................................................................        $ 68,201
               2004................................................................................          14,859
               2005................................................................................           1,913
               2006................................................................................           1,464
               2007 and thereafter.................................................................           3,157
                                                                                                           --------
                                                                                                           $ 89,594
                                                                                                           ========

(6) OTHER BORROWINGS
    The Company enters into investment repurchase agreements that require the Company to pledge securities as collateral for the balance in the accounts. At December 31, 2002 and 2001 the balance totaled approximately $13.0 million and $30.1 million, respectively and the Company pledged securities as collateral for these agreements with a carrying value of approximately $16.7 million and $28.0 million, respectively.
                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(7) ADVANCES FROM FEDERAL HOME LOAN BANK
    Maturities and interest rates on advances from the Federal Home Loan Bank
        ("FHLB") were as follows (dollars in thousands):

                 MATURING IN                                                                   AT DECEMBER 31,
                 YEAR ENDING                                          INTEREST               -----------------
                 DECEMBER 31,                                           RATE                 2002         2001
                 ------------                                           ----                 ----         ----
                     2003.......................................     4.13 - 5.33%         $ 15,000     15,000
                     2005.......................................     4.51 - 6.49%           15,000     15,000
                     2008.......................................        5.09%                5,000      5,000
                     2010.......................................    5.77% - 6.19%           10,000     10,000
                                                                                          --------     ------
                         Total..................................                          $ 45,000     45,000
                                                                                          ========     ======

     At December 31, 2002, the FHLB has the option to call $20.0 million of the above advances at an earlier date than the maturity date. At December 31, 2002 and 2001, pursuant to the collateral agreement with the FHLB, advances are collateralized by the Company's FHLB stock and a blanket lien on the Company's qualifying first mortgage, one-to-four family residential loans.

     In 2000, the Company successfully completed the sale of a $5.0 million
        Federal Home Loan Bank advance. The Company recorded a pre-tax gain of $125,000 on the sale of the advance. This gain is reported as an extraordinary item - gain on extinguishment of debt, net of tax of $47,000.

(8)  CONTINGENCIES
     Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company's consolidated financial statements.

(9)  FINANCIAL INSTRUMENTS
     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, available lines of credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

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

     The estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                                      AT DECEMBER 31, 2002      AT DECEMBER 31, 2001
                                                                      --------------------      --------------------
                                                                      CARRYING        FAIR      CARRYING        FAIR
                                                                       AMOUNT         VALUE      AMOUNT         VALUE
                                                                       ------         -----      ------         -----
Financial assets:
              Cash and cash equivalents...........................  $   35,648        35,648      40,655        40,655
Securities available for sale.....................................      63,030        63,030      54,233        54,233
              Loans, net..........................................     214,840       219,925     223,379       230,811
Loans held for sale...............................................         150           150         446           446
              Accrued interest receivable.........................       1,983         1,983       1,779         1,779
Other securities  ................................................       2,979         2,979       3,379         3,379

Financial liabilities:
              Deposit liabilities.................................     233,501       234,638     225,825       225,827
Other borrowings  ................................................      12,963        12,963      30,094        30,094
              Advances from Federal Home Loan Bank................      45,000        47,842      45,000        45,095

     A summary of the notional amounts of the Company's financial instruments, which approximate fair value, with off- balance sheet risk at December 31, 2002 follows (in thousands):

                                                                                NOTIONAL     CARRYING      FAIR
                                                                                 AMOUNT       AMOUNT       VALUE
                                                                                 ------       ------       -----

           Unfunded loan commitments at fixed rates.........................   $   2,272          --          --
                                                                               =========      ======       ======

           Unfunded loan commitments at variable rates......................   $   6,045          --          --
                                                                               =========      ======       ======

           Available lines of credit........................................    $ 29,173          --          --
                                                                               =========      ======       ======

           Standby letters of credit........................................   $   1,477          --          --
                                                                               =========      ======       ======
                                                                                                        (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

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

(11) INCOME TAXES
     Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):


         YEAR ENDED DECEMBER 31, 2002:                                             CURRENT         DEFERRED     TOTAL
         -----------------------------                                             -------         --------     -----
              Federal.......................................................       $ 1,001           (307)       694
              State.........................................................           187            (52)       135
                                                                                   -------          -----       ----

                  Total.....................................................       $ 1,188           (359)       829
                                                                                   =======          =====       ====
         YEAR ENDED DECEMBER 31, 2001:
         -----------------------------

              Federal.......................................................           591             92        683
              State.........................................................           115             16        131
                                                                                   -------          -----       ----

                  Total.....................................................       $   706            108        814
                                                                                   =======          =====       ====
         YEAR ENDED DECEMBER 31, 2000:
         -----------------------------

              Federal.......................................................           903           (207)       696
              State.........................................................           161            (36)       125
                                                                                   -------          -----       ----

                  Total.....................................................       $ 1,064           (243)       821
                                                                                   =======          =====       ====

     The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                         -----------------------
                                                                                       2002         2001         2000
                                                                                       ----         ----         ----

              Tax provision at statutory Federal rate............................      34%           34%          34%
              Increase (decrease) in taxes resulting from:
                  State taxes, net of Federal tax benefit........................       3             3            3
                  Tax-exempt income, net of disallowed interest expense..........      (5)           (4)          (4)
                                                                                       --            --           --
              Effective tax rates ...............................................      32%           33%          33%
                                                                                       ==            ==           ==
                                                                                                          (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(11) INCOME TAXES, CONTINUED
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities relate to the following (in thousands):

                                                                                                   AT DECEMBER 31,
                                                                                                 -------------------
                                                                                                 2002           2001
                                                                                                 ----           ----
              Deferred tax assets:
                  Allowance for loan losses................................................    $ 791             489
                  Accumulated depreciation.................................................      140             172
                  Stock incentive plan ....................................................       28              20
                  Interest income from impaired loans......................................        3              24
                  Other....................................................................        7              --
                                                                                               -----             ---

                     Total gross deferred tax assets.......................................      969             705
                                                                                               -----             ---
              Deferred tax liabilities:
                  Intangible asset.........................................................      115             134
                  Accrued dividends........................................................       12              17
                  Deferred loan fees.......................................................       --              70
                  Other....................................................................       --               1
                                                                                               -----             ---
                     Total gross deferred tax liabilities..................................      127             222
                                                                                               -----             ---
                     Net deferred tax assets...............................................    $ 842             483
                                                                                               =====             ===

(12) RELATED PARTIES
     The Company has entered into transactions with officers, directors and principal stockholders in the ordinary course of business. Loans to such related parties amounted to approximately $2,287,000 and $7,758,000 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, no principal additions occurred and total principal payments were approximately $5,471,000. Deposits from such related parties at December 31, 2002 and 2001 were approximately $7,353,000 and $13,409,000, respectively.

(13) PROFIT SHARING PLAN
     The Company sponsors a 401(k) profit sharing plan (the "Plan"). The Plan is available to all employees electing to participate after meeting certain length-of-service requirements. The Company's contributions to the Plan are discretionary and are determined annually. Expense relating to the Company's contributions to the Plan included in the accompanying consolidated financial statements was $79,000, $58,000 and $53,000 for 2002, 2001 and 2000, respectively.

(14) DEFERRED COMPENSATION PLANS
     The Company has a deferred compensation plan for the Board of Directors.
         The plan permits the directors to receive common stock of the Company in lieu of cash as payment of their annual retainer fee for being directors and provides the directors the opportunity to defer portions of these retainers. At December 31, 2002, the total number of remaining shares available under this plan is 83,071. For the year ended December 31, 2002, all fees were paid in cash. For the years ended December 31, 2001 and 2000, a total of 8,532 and 10,219 shares, respectively, were paid in lieu of cash of $96,000 and $92,000, respectively to the directors.

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(15) STOCK AWARD PLANS
     Certain key employees and directors of the Company have options to purchase shares of the Company's common stock under a nonqualified stock option plan adopted in 1994. The Company's Board of Directors in 2001 determined that all new options would be granted under the 1998 Plan. In 1998, a new Incentive Compensation and Stock Award Plan was adopted under which both qualified and nonqualified options can be granted and stock can be awarded to employees as compensation. A total of 400,000 options or shares can be granted to directors and employees of the Company under this plan. As of December 31, 2002, 93,443 options or shares remain available for grant. A summary of stock option transactions follows ($ in thousands, except per share amounts):

                                                                                     RANGE
                                                                                    OF PER       WEIGHTED-
                                                                                     SHARE        AVERAGE     AGGREGATE
                                                                    NUMBER OF       OPTION       PER SHARE     OPTION
                                                                     SHARES          PRICE        PRICE         PRICE
                                                                     ------          -----        -----         -----

              Outstanding at December 31, 1999..................     292,162     $ 9.55-15.38      10.39        3,036

              Options granted...................................      89,352        8.62-9.50       9.02          806
              Options forfeited.................................     (46,313)      9.00-15.38      10.56         (490)
                                                                     -------                                     ----

              Outstanding at December 31, 2000..................     335,201       8.62-15.38      10.00        3,352

              Options granted...................................      85,767      10.50-11.80      10.67          915
              Options exercised.................................      (7,337)       9.00-9.75       9.57          (70)
              Options forfeited.................................     (54,579)      9.00-15.38      10.65         (581)
                                                                     -------                                     ----

              Outstanding at December 31, 2001..................     359,052       8.62-15.38      10.07        3,616

              Options granted...................................     113,334    11.95 - 14.75      12.47        1,413
              Options exercised.................................    (129,540)    9.00 - 11.25       9.61       (1,245)
              Options forfeited.................................     (31,319)    9.00 - 15.38      11.22         (351)
                                                                     -------                                     ----

              Outstanding at December 31, 2002..................     311,527  $  8.62 - 15.38      11.02        3,433
                                                                     =======  ===============      =====        =====
                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(15) STOCK AWARD PLANS, CONTINUED
     The weighted-average remaining contractual life of the outstanding stock options at December 31, 2002, 2001 and 2000 was seventy-eight months, fifty-six months and sixty-two months, respectively.

     These options are exercisable as follows:

                                                                                 NUMBER OF         WEIGHTED-AVERAGE
                  YEAR ENDING                                                     SHARES            EXERCISE PRICE
                  -----------                                                     ------            --------------

                     Currently..............................................      162,287               $ 9.65
                     2003 ..................................................       67,075                10.98
                     2004 ..................................................       50,479                11.64
                     2005 ..................................................       31,686                12.27
                                                                                  -------
                                                                                  311,527              $ 11.02
                                                                                  =======              =======

     The Company accounts for their stock option plans under the recognition and measurement principles of Opinion No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts).

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       -----------------------
                                                                                    2002         2001          2000
                                                                                    ----         ----          ----

               Net earnings, as reported....................................     $ 1,764        1,668         1,719

               Deduct:  Total stock-based employee compensation
                     determined under the fair value based method for all
                     awards.................................................          91           61           119
                                                                                 -------        -----         -----

               Pro forma net earnings.......................................     $ 1,673        1,607         1,600
                                                                                 =======        =====         =====


               Basic earnings per share:
                     As reported............................................     $   .84          .82           .85
                                                                                 =======        =====         =====
                     Pro forma .............................................     $   .79          .79           .79
                                                                                 =======        =====         =====
               Diluted earnings per share:
                     As reported............................................     $   .82          .81           .85
                                                                                 =======        =====         =====
                     Pro forma..............................................     $   .78          .78           .79
                                                                                 =======        =====         =====

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                        -----------------------
                                                                                      2002        2001        2000
                                                                                      ----        ----        ----

               Risk-free interest rate...........................................     5.0%        5.0%         5.5%
               Dividend yield....................................................     4.0%        4.0%         4.0%
               Expected volatility...............................................    19.6%       26.6%        15.7%
               Expected life in years    ........................................   5 or 10     5 or 10      5 or 10

               Weighted-average grant date fair value of options
                     issued during the year......................................  $ 3.14        1.12          .93
                                                                                   ======        ====          ===
                                                                                                       (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(15) STOCK AWARD PLANS, CONTINUED
     Also beginning in April 1999, the Company awarded 6,935 shares of restricted common stock to employees under the 1998 Incentive Compensation and Stock Award Plan. During the years ended December 31, 2002 and 2000, no shares were awarded. During the year ended December 31, 2001, 10,659 shares were awarded. Four years following the date of grant these restricted stock awards become entirely vested. The Company is amortizing these restricted stock awards into salaries and employee benefits over the four-year period. From the date awarded, the employees are entitled to dividends paid on common stock and may vote these shares. During the years ended December 31, 2002, 2001 and 2000, 3,167 shares, 460 shares and 1,010 shares, respectively were forfeited due to employee termination.

(16) REGULATORY MATTERS
     Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Holding Company.

     TheCompany (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(16) REGULATORY MATTERS, CONTINUED
     As of December 31, 2002, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Company and the Bank's actual capital amounts and percentages as of December 31, 2002 and 2001 are also presented in the table (dollars in thousands).

                                                                                                     MINIMUM
                                                                                                    TO BE WELL
                                                                                                  CAPITALIZED UNDER
                                                                       MINIMUM CAPITAL            PROMPT CORRECTIVE
                                                ACTUAL                   REQUIREMENT              ACTION PROVISIONS
                                          -------------------       --------------------        ---------------------
                                          AMOUNT          %         AMOUNT           %          AMOUNT            %
                                          ------        -----       ------          ----         ------          ----
     AS OF DECEMBER 31, 2002:
          Total capital to Risk-
          Weighted assets:
              Consolidated..........    $ 30,919        14.13%    $ 17,500          8.00%           N/A           N/A
              Bank..................      28,007        12.85       17,431          8.00       $ 21,789         10.00%
          Tier I Capital to Risk-
          Weighted Assets:
              Consolidated..........      28,175        12.88        8,750          4.00            N/A           N/A
              Bank..................      25,273        11.60        8,715          4.00         13,073          6.00
          Tier I Capital
          to Average Assets
              Consolidated..........      28,175         8.73       12,903          4.00            N/A           N/A
              Bank..................      25,273         7.86       12,858          4.00         16,072          5.00

     AS OF DECEMBER 31, 2001:
          Total capital to Risk-
          Weighted assets:
              Consolidated..........      27,514        12.28       17,926          8.00            N/A           N/A
              Bank..................      25,202        11.30       17,841          8.00         22,301         10.00
          Tier I Capital to Risk-
          Weighted Assets:
              Consolidated..........      25,107        11.20        8,963          4.00            N/A           N/A
              Bank..................      22,795        10.22        8,921          4.00         13,381          6.00
          Tier I Capital
          to Average Assets
              Consolidated..........      25,107         8.33       12,058          4.00            N/A           N/A
              Bank..................      22,795         7.58       12,023          4.00         15,028          5.00
                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(17) STOCKHOLDERS' EQUITY
     In 1999, the Company's Board of Directors approved a stock repurchase program. The program was initially allocated $3.0 million and in the year 2000, the Board authorized up to an additional $3.0 million to be used to repurchase Company stock. As of December 31, 2002, the Company has repurchased 297,000 shares in treasury stock at a net cost of approximately $3.0 million.

     The Company's ability to pay cash dividends on its common stock is limited to the amount of dividends it could receive from the Bank plus its own cash and cash equivalents, which amounted to $1,476,000 at December 31, 2002. The amount of dividends the Bank is permitted to pay to the Company is restricted to 100% of its calendar year-to-date net earnings plus retained earnings for the preceding two years. Twenty percent of the net earnings in the preceding two-year period may not be paid in dividends, but must be retained to increase capital surplus until such surplus equals the amount of the Bank's common stock then outstanding. In addition, no bank may pay a dividend at any time that net earnings in the current year when combined with retained earnings from the preceding two years produce a loss. Under Florida law, a Florida chartered commercial bank may not pay cash dividends that would cause the Bank's capital to fall below the minimum amount required by Federal or Florida law.

(18) EARNINGS PER SHARE
     Basic earnings per share represents earnings available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per common share have been computed based on the following:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                       ----------------------------
                                                                                       2002         2001       2000
                                                                                       ----         ----       ----
              Weighted-average number of common shares outstanding..............    2,111,301    2,037,150   2,019,567

              Effect of dilutive options........................................       37,358       27,178          65
                                                                                    ---------    ---------   ---------
              Weighted-average number of common shares outstanding used
                  to calculate diluted earnings per common share................    2,148,659    2,064,328   2,019,632
                                                                                    =========    =========   =========

                                                                                                           (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(19) COMPREHENSIVE INCOME
     TheCompany follows SFAS 130, Reporting Comprehensive Income. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net earnings, are components of comprehensive income. The components of other comprehensive income and related tax effects are as follows (in thousands):

                                                                                     BEFORE        TAX         AFTER
                                                                                       TAX        EFFECT        TAX
                                                                                       ---        ------        ---
         YEAR ENDED DECEMBER 31, 2002:

           Unrealized holding gains..............................................    $ 1,886        (716)      1,170
           Reclassification adjustment for gains included
             in net earnings.....................................................       (342)        129        (213)
                                                                                     -------        ----        ----
                                                                                     $ 1,544        (587)       (957)
                                                                                     =======        ====        ====

         YEAR ENDED DECEMBER 31, 2001:

           Unrealized holding gains..............................................      1,312        (494)        818
           Reclassification adjustment for gains included
             in net earnings.....................................................       (741)        279        (462)
                                                                                     -------        ----        ----
                                                                                    $    571        (215)        356
                                                                                    ========        ====         ===
         YEAR ENDED DECEMBER 31, 2000:

           Unrealized holding gains..............................................      1,045        (393)        652
           Reclassification adjustment for losses included
             in net earnings.....................................................        123         (46)         77
                                                                                     -------        ----        ----
                                                                                     $ 1,168        (439)        729
                                                                                     =======        ====         ===
                                                                                                          (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(20) INVESTMENT IN JOINT VENTURE
     The Company is a joint venture partner in Pointe Capital, which was formed in 2000 and is accounted for using the equity method of accounting. The following is a summary of condensed financial information pertaining to this joint venture (in thousands).

                                                                                                  AT DECEMBER 31,
                                                                                               --------------------
                                                                                               2002            2001
                                                                                               ----            ----

              Total assets............................................................        $ 377             707
                                                                                              =====             ===

              Total liabilities.......................................................           11               1
                                                                                              -----             ---

              Capital - the Company...................................................          183             353
              Capital - other ........................................................          183             353
                                                                                              -----             ---

              Total equity............................................................          366             706
                                                                                              -----             ---
              Total liabilities and equity............................................        $ 377             707
                                                                                              =====             ===


                                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                                                 ----------------------------------
                                                                                 2002          2001            2000
                                                                                 ----          ----            ----

              Total revenues.............................................        $  39          202             235
              Total expenses.............................................         (380)        (499)           (231)
                                                                                 -----          ---             ---

              Net (loss) earnings........................................        $(341)        (297)              4
                                                                                 =====         ====             ===

     During the years ended December 31, 2002, 2001 and 2000, the Company recognized losses of $171,000, $149,000 and earnings of $2,000, respectively related to its investment in this joint venture, which represents its distributive share of the joint ventures' net losses and earnings above. The Company's investment in this joint venture is included in other assets in the consolidated balance sheets.

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(21) HOLDING COMPANY FINANCIAL INFORMATION
     The Holding Company's unconsolidated financial information is as follows
         (in thousands):

                                                CONDENSED BALANCE SHEETS
                                                                                                     AT DECEMBER 31,
                                                                                                  -------------------
                                                                                                  2002           2001
                                                                                                ----           ----
              ASSETS
              Cash and cash equivalents......................................................    $  1,476        1,246
              Investment in subsidiaries.....................................................      29,436       26,243
              Other assets...................................................................       1,422        1,062
                                                                                                 --------       ------
                  Total assets...............................................................    $ 32,334       28,551
                                                                                                 ========       ======

              LIABILITIES AND STOCKHOLDERS' EQUITY

              Other liabilities..............................................................           3            4
              Stockholders' equity..........................................................       32,331       28,547
                                                                                                 --------       ------
                  Total liabilities and stockholders' equity.................................    $ 32,334       28,551
                                                                                                 ========       ======



                                            CONDENSED STATEMENTS OF EARNINGS

                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------------
                                                                                       2002          2001         2000
                                                                                     -------        -----        -----
              Revenues..........................................................     $    13           13            2
              Expenses..........................................................        (485)        (467)       (124)
                                                                                     -------        -----        -----
                  Loss before earnings of subsidiaries..........................        (472)        (454)        (122)
                  Earnings of subsidiaries......................................       2,236        2,122        1,841
                                                                                     -------        -----        -----
                  Net earnings..................................................     $ 1,764        1,668        1,719
                                                                                     =======        =====        =====
                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(21) HOLDING COMPANY FINANCIAL INFORMATION, CONTINUED

                                           CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------------
                                                                                       2002         2001          2000
                                                                                     -------        -----        -----
         Cash flows from operating activities:
              Net earnings ......................................................    $ 1,764        1,668        1,719
              Adjustments to reconcile net earnings to net cash
                used in operating activities:
                  Undistributed earnings of subsidiaries.........................     (2,236)      (2,122)      (1,841)
                  Common stock issued as compensation for services...............         --           96           92
                  Shares committed to participants in incentive stock plan.......         19           34           11
                  (Increase) decrease in other assets............................       (142)         203       (1,089)
                  (Decrease) increase in other liabilities.......................         (1)          --            2
                                                                                     -------        -----        -----

                     Net cash used in operating activities.......................       (596)        (121)      (1,106)
                                                                                     -------        -----        -----

         Cash flows from financing activities:
              Cash dividends paid on common stock................................       (421)        (407)        (404)
              Proceeds from exercise of stock options............................      1,247           70           --
                                                                                     -------        -----        -----

                     Net cash provided by (used in) financing activities.........        826         (337)        (404)
                                                                                     -------        -----        -----

         Net increase (decrease) in cash and cash equivalents....................        230         (458)      (1,510)

         Cash and cash equivalents at beginning of the year......................      1,246        1,704        3,214
                                                                                     -------        -----        -----

         Cash and cash equivalents at end of year................................    $ 1,476        1,246        1,704
                                                                                     =======        =====        =====

         Noncash transactions:
              Change in investment in subsidiaries due to accumulated other comprehensive income (loss), net change in unrealized loss
                  on securities available for sale...............................    $   957          356          729
                                                                                     =======        =====        =====

              Tax benefit related to exercise of common stock options............    $   218           --           --
                                                                                     =======        =====        =====

              Activity in stock incentive plan, net..............................    $    52          (75)          21
                                                                                     =======        =====        =====

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION



Board of Directors
Pointe Financial Corporation
Boca Raton, Florida

    We have audited the accompanying consolidated financial statements of Pointe Financial Corporation and Subsidiaries at and for the year ended December 31, 2002, and have issued our report thereon dated January 17, 2003. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidating information in the accompanying schedules is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.




HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
January 17, 2003

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                          POINTE                      POINTE
                                                         FINANCIAL       POINTE      FINANCIAL                 CONSOLIDATED
                                                        CORPORATION       BANK        SERVICES    ELIMINATIONS     TOTAL
                                                        -----------       ----        --------    ------------     -----
    ASSETS
Cash and cash equivalents ...........................     $  1,476        35,648             7        (1,483)       35,648
Securities available for sale .......................           --        63,030            --            --        63,030
Loans, net ..........................................           --       214,840            --            --       214,840
Loans held for sale .................................           --           150            --            --           150
Accrued interest receivable .........................           --         1,983            --            --         1,983
Premises and equipment, net .........................           --         3,618            --            --         3,618
Other securities ....................................           --         2,979            --            --         2,979
Foreclosed real estate ..............................           --           117            --            --           117
Investment in subsidiaries ..........................       29,436            --            --       (29,436)           --
Branch acquisition intangible asset .................           --         3,216            --            --         3,216
Deferred income tax asset ...........................           29           813            --            --           842
Other assets ........................................        1,393          (509)           --            --           884
                                                          --------      --------      --------      --------      --------

         Total ......................................     $ 32,334       325,885             7       (30,919)      327,307
                                                          ========       =======      ========       =======       =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits ........................................           --       234,984            --        (1,483)      233,501
    Official checks .................................           --         1,919            --            --         1,919
    Other borrowings ................................           --        12,963            --            --        12,963
    Advances from Federal Home Loan Bank ............           --        45,000            --            --        45,000
    Accrued interest payable ........................           --           594            --            --           594
    Advance payments by borrowers for taxes
         and insurance ..............................           --           230            --            --           230
    Other liabilities ...............................            3           766            --            --           769
                                                          --------      --------      --------      --------      --------

         Total liabilities ..........................            3       296,456            --        (1,483)      294,976
                                                          --------      --------      --------      --------      --------

Stockholders' equity:
    Common stock ....................................           25           306             1          (307)           25
    Additional paid-in capital ......................       25,540        15,662           220       (15,882)       25,540
    Retained earnings (accumulated deficit) .........        8,878        12,521          (214)      (12,307)        8,878
    Accumulated other comprehensive income ..........          940           940            --          (940)          940
    Treasury stock ..................................       (3,000)           --            --            --        (3,000)
    Stock incentive plan ............................          (52)           --            --            --           (52)
                                                          --------      --------      --------      --------      --------

         Total stockholders' equity .................       32,331        29,429             7       (29,436)       32,331
                                                          --------      --------      --------      --------      --------

         Total ......................................     $ 32,334       325,885             7       (30,919)      327,307
                                                          ========      ========      ========      ========      ========
                                                                                                            (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATING STATEMENT OF EARNINGS
                          YEAR ENDED DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                                        POINTE                  POINTE
                                                       FINANCIAL     POINTE     FINANCIAL               CONSOLIDATED
                                                      CORPORATION     BANK      SERVICES   ELIMINATIONS     TOTAL
                                                      -----------     ----      --------   ------------     -----
Interest income:
    Loans .........................................     $    --       16,735          --          --       16,735
    Securities available for sale .................          --        3,107          --          --        3,107
    Other interest-earning assets .................          12          376          --          --          388
                                                        -------      -------     -------     -------      -------

         Total interest income ....................          12       20,218          --          --       20,230
                                                        -------      -------     -------     -------      -------
Interest expense:
    Deposits ......................................          --        4,875          --          --        4,875
    Borrowings ....................................          --        2,708          --          --        2,708
                                                        -------      -------     -------     -------      -------

         Total interest expense ...................          --        7,583          --          --        7,583
                                                        -------      -------     -------     -------      -------

Net interest income ...............................          12       12,635          --          --       12,647

         Provision for loan losses ................          --          811          --          --          811
                                                        -------      -------     -------     -------      -------

Net interest income after provision for loan losses          12       11,824          --          --       11,836
                                                        -------      -------     -------     -------      -------

Noninterest income:
    Service charges on deposit accounts ...........          --        1,716          --          --        1,716
    Loan servicing fees ...........................          --           30          --          --           30
    Net realized gain on sale of securities .......          --          342          --          --          342
    Earnings of subsidiaries ......................       2,236           --          --      (2,236)          --
    Loan correspondent fees .......................          --          254          --          --          254
    Other .........................................           1          540          --          --          541
                                                        -------      -------     -------     -------      -------

         Total noninterest income .................       2,237        2,882          --      (2,236)       2,883
                                                        -------      -------     -------     -------      -------

Noninterest expenses:
    Salaries and employee benefits ................         420        5,746          --          --        6,166
    Occupancy expense .............................          --        2,395          --          --        2,395
    Advertising and promotion .....................          48          327          --          --          375
    Professional fees .............................          51          249          --          --          300
    Data processing ...............................          12          681          --          --          693
    Amortization of intangible asset ..............          --          245          --          --          245
    Other .........................................         243        1,709          --          --        1,952
                                                        -------      -------     -------     -------      -------

         Total noninterest expenses ...............         774       11,352          --          --       12,126
                                                        -------      -------     -------     -------      -------

         Earnings before income taxes .............       1,475        3,354          --      (2,236)       2,593

    Income taxes (benefit) ........................        (289)       1,118          --          --          829
                                                        -------      -------     -------     -------      -------

              Net earnings ........................     $ 1,764        2,236          --      (2,236)       1,764
                                                        =======      =======     =======     =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information contained under the caption "Election of Directors" to appear in the Company's definitive proxy statement relating to the Company's 2003 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year covered by this report on Form 10-K (hereinafter referred to as the "Annual Meeting Proxy Statement"), is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part III of this Report on Form 10-K.

The following table sets forth information concerning the executive officers of the Company and the Bank.

NAME                                     POSITION                                                       AGE
----                                     --------                                                       ---
R. Carl Palmer, Jr.                 Chairman of the Board,
                                    President and Chief Executive Officer of the                         62
                                    Company and the Bank; President and Chief
                                    Executive Officer of the Bank

Jean Murphy-Engler                  Executive Vice President and Chief Operating Officer                 40
                                    of the Company and Bank

Bradley R. Meredith                 Senior Vice President and Chief Financial Officer of the             49
                                    Company and the Bank

John P. Dover                       Senior Vice President/Commercial Lending of the Bank                 53

John W. Lowery, Jr.                 Senior Vice President/Senior Credit Officer of the Bank              52

R. CARL PALMER, JR. Mr. Palmer joined the Company and Bank in 1995 as Chief Executive Officer, President and director. He was elected to serve as Chairman of the Company in November 2000. He began his banking career at Chemical Bank in New York in 1964. In 1979, he moved to South Florida as an Executive Vice President for Southeast Banking Corporation where he had responsibilities for business development, business banking and community banking. From 1988 to 1991, he was President, Chief Operating Officer and Director of BancFlorida in Naples, Florida. He became a Senior Associate with Martin W. Taplin & Associates, Inc., a real estate investment firm, in 1991. Mr. Palmer received a B.A. from Dartmouth College in 1962, an M.B.A. from Amos Tuck School in 1963 and a J.D. from New York Law School in 1969. Mr. Palmer has served as a director of Integrated Alarm Services Group, Inc. since January 2003. Mr. Palmer resides in Palm Beach County.

JEAN MURPHY-ENGLER. Ms. Murphy-Engler joined the Company and the Bank in April 2002. Prior to joining the Company, Ms. Murphy-Engler served as chief executive officer of a Citibank Internet start-up in Eastern Europe. During her 17-year career with Citibank she held various positions in operations, treasury, cash management and trade services, new business development and the launch of small and medium business segments both domestically and overseas. Ms. Murphy-Engler received a B.S. from the State University of New York at Plattsburgh. Ms. Murphy-Engler resides in Palm Beach County.

BRADLEY R. MEREDITH. Mr. Meredith joined the Company and Bank in 1997, after eight years as Executive Vice President and Chief Financial Officer for First Family Financial Corporation in Central Florida. The majority of his twenty-one years of banking experience has been with community banks. Mr. Meredith graduated from DePaul University with a B.S. in Finance in 1982. Mr. Meredith received a diploma from the Graduate School of Banking at the University of Wisconsin in 1989. Mr. Meredith resides in Palm Beach County.

JOHN P. DOVER. Mr. Dover joined the Company and Bank in 1995. He currently serves as Senior Vice President of Commercial Lending. Mr. Dover has thirty years of banking experience both in community banks and major regional banks. He served as Executive Vice President and Senior Lender for Continental Illinois Bank of Western Springs and held various positions with Northern Trust Corporation both in Chicago and Florida. Mr. Dover graduated from Valparaiso University in 1971 with a B.A. in Economics, and attended Keller Graduate School of Management. Mr. Dover resides in Palm Beach County.

JOHN W. LOWERY, JR. Mr. Lowery joined the Company and Bank in November 2000, after five years as Head of Credit Risk Management for Dresdner Bank Lateinamerika AG-Miami Agency. He has twenty-six years banking experience that includes various credit and lending positions at First Union National Bank and Bank of America NT & SA. Mr. Lowery graduated from Southwest Texas State University with a B.B.A. in 1973 and from Barry University with a M.B.A. in 1984. Mr. Lowery resides in Miami-Dade County.

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

                       EXISTING STOCK COMPENSATION PLANS
                       ---------------------------------

Heretofore, the Company has adopted, and the shareholders of the Company have approved, three equity compensation plans: (i) the 1998 Directors Deferred Compensation Plan (the "Directors Plan"); (ii) the 1998 Incentive Compensation and Stock Award Plan (the "Incentive Stock Plan"); and (iii) the 1994 Non-Statutory Stock Option Plan. The Directors Plan, as amended at the 2000 annual meeting to increase the number of shares of common stock that can be authorized for issuance under the plan to 122,500 shares, authorizes the Company to award shares of its common stock to directors of the Company and the Bank, in lieu of cash, as payment for annual retainers for their service as directors of the Company or the Bank. The purpose of the Incentive Stock Plan, amended at the 2001 annual meeting to increase the number of shares of common stock available for grant and issuance under the plan to 400,000 shares, is to attract, motivate, retain and reward high quality executives and other employees, officers, directors and affiliates by enabling such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company's shareholders and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value. In conjunction with the amendment of the Incentive Stock Plan, the Company's Board has determined that no further options will be granted under the 1994 Non-Statutory Stock Option Plan.

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services:

-----------------------------------------------------------------------------------------------------------------------------------
                              (a)                             (b)                          (c)
-----------------------------------------------------------------------------------------------------------------------------------
Plan category                 Number of securities to be      Weighted-average exercise    Number of securities remaining available
                              issued upon exercise of         price of outstanding         for future issuance under equity
                              outstanding options, warrants   options, warrants and        compensation plans (excluding securities
                              and rights                      rights                       reflected in column (a))
-----------------------------------------------------------------------------------------------------------------------------------
1998 Directors Deferred               39,429                    $11.23                                   83,071
Compensation Plan
-----------------------------------------------------------------------------------------------------------------------------------
1998 Incentive                       267,037*                   $11.07                                   93,443
Compensation and Stock
Award Plan
-----------------------------------------------------------------------------------------------------------------------------------
1994 Non-Statutory                    44,490                    $10.74                                      -0-
Stock Option Plan
-----------------------------------------------------------------------------------------------------------------------------------
Total                                350,956                    $11.05                                  176,514
-----------------------------------------------------------------------------------------------------------------------------------

     *The 267,037 of securities to be issued upon exercise of outstanding options, warrants and rights associated with the "1998 Incentive Compensation and Award Plan" is net of 27,378 options previously exercised and 12,142 of stock grants previously issued.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

The Company's chief executive officer and chief financial officer, based on their evaluation of the Company's disclosure controls and procedures within the past 90 days, have concluded that such disclosure controls and procedures were effective to ensure that material information relating to the Company and required to be disclosed by the Company has been made known to them and has been recorded, processed, summarized and reported timely. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

              (1)     Financial Statements.

                      The following consolidated financial statements of the Company and the report of the independent certified public accountants thereon filed with this report:
                      Report of Independent Certified Public Accountants (Hacker, Johnson & Smith, P.A.)
                      Consolidated Statements of Financial Condition as of December 31, 2001 and 2000.
                      Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999.
                      Consolidated Statements of Stockholder's Equity for the years ended December 31, 2001, 2000 and 1999.
                      Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.
                      Notes to Consolidated Financial Statements.

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

              10.17***  Employment agreement between the Company and Jean Muphy-Engler.  (Exhibit 10.17 to the Form 10-QSB
                        filed  August 9, 2002).

              10.18***  Employment agreement between the Company and John P. Dover. (Exhibit 10.18 to the Form 10-QSB
                        filed August 9, 2002).

              10.19     Amended and restated lease agreement dated May 13, 2002, by and between 21845 Powerline Road, Ltd.
                        and Pointe Bank.*

              10.20     Standard Retail Lease Agreement dated June 25, 2002 between Marquesa, Inc. and Pointe Bank.

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

              21.1      Subsidiaries of the Registrant (included in the Audited Consolidated Financial Statements in the
                        2001 Form 10-K).

              99.1      CEO Certifications required under Section 906 of  Sarbanes-Oxley Act of 2002.

              99.2      CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002.

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

                              POINTE FINANCIAL CORPORATION
                              (Registrant)


Date:  March 17, 2003          By:  /s/ R. Carl Palmer, Jr.
       -----------------            ------------------------------------------
                                    R. Carl Palmer, Jr., Chairman of the Board,
                                    President and Chief Executive Officer


Date:  March 17, 2003          By:  /s/ Bradley R. Meredith
       -----------------            ------------------------------------------
                                    Bradley R. Meredith, Chief Financial Officer
                                    and Senior Vice President


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

NAME                                           TITLE                                                   DATE
----                                           -----                                                   ----

/s/ R. Carl Palmer, Jr.                Chairman of the Board, President                           March 17, 2003
-----------------------------          and Chief Executive Officer
R. Carl Palmer, Jr.

/s/ Timothy M. McGinn                  Vice Chairman of the Board                                 March 17, 2003
-----------------------------
Timothy M. McGinn

/s/Bradley R. Meredith                 Chief Financial Officer,                                   March 17, 2003
-----------------------------          Senior Vice President
Bradley R Meredith

/s/ Clarita Kassin                     Director                                                   March 17, 2003
-----------------------------
Clarita Kassin

/s/ Morris Massry                      Director                                                   March 17, 2003
-----------------------------
Morris Massry

/s/ D. Richard Mead, Jr.               Director                                                   March 17, 2003
-----------------------------
D. Richard Mead, Jr.

/s/ James L. Horan                     Director                                                   March 17, 2003
-----------------------------
James L. Horan

                                 CERTIFICATIONS



I, R. Carl Palmer, Jr., certify, that:

1. I have reviewed this annual report on Form 10-K of Pointe Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 17, 2003             By: /s/ R. Carl Palmer, Jr.
      ---------------                ------------------------------------------
                                     R. Carl Palmer, Jr., Chairman of the Board,
                                     President and Chief Executive Officer

I, Bradley R. Meredith, certify, that:

1. I have reviewed this annual report on Form 10-K of Pointe Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 17, 2003            By: /s/ Bradley R. Meredith
      ---------------               ------------------------------------------
                                    Bradley R. Meredith, Chief Financial Officer
                                    and Senior Vice President