Form 10QSB
period 2003-03-31
POINTE FINANCIAL CORP
filed 2003-05-06
CIK 917331

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

YES  [X]    NO [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                       2,227,855
--------------------------------------          -------------------------------
             (class)                              Outstanding at May 6, 2003

   Transitional small business disclosure format (check one):

YES [ ]     NO [X]



                                      POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                                          INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                                                              PAGE

     Condensed Consolidated Balance Sheets -
       at March 31, 2003 (unaudited) and at December 31, 2002...................................................2

     Condensed Consolidated Statements of Earnings -
       Three Months ended March 31, 2003 and 2002 (unaudited)...................................................3

     Condensed Consolidated Statements of Changes in Stockholders' Equity -
       Three Months ended March 31, 2003 and 2002 (unaudited)...................................................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months ended March 31, 2003 and 2002 (unaudited).................................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)........................................7-10

     Review by Independent Accountants.........................................................................11

     Independent Accountants Report............................................................................12

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS..............................................................................13-16

   ITEM 3.  CONTROLS AND PROCEDURES............................................................................17

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS..................................................................................17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................18-19

SIGNATURES.....................................................................................................20

CERTIFICATIONS..............................................................................................21-22


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  MARCH 31,    DECEMBER 31,
                                                                                  ---------    ------------
    ASSETS                                                                          2003           2002
                                                                                    ----           ----
                                                                                 (UNAUDITED)

Cash and due from banks ....................................................     $  10,193          7,454
Interest-bearing deposits with banks .......................................        17,397         28,194
                                                                                 ---------      ---------

       Total cash and cash equivalents .....................................        27,590         35,648

Securities available for sale ..............................................        75,727         63,030
Loans, net of allowance for loan losses of $3,371and $3,519 ................       216,129        214,840
Loans held for sale ........................................................           118            150
Accrued interest receivable ................................................         1,868          1,983
Premises and equipment, net ................................................         3,759          3,618
Federal Home Loan Bank stock, at cost ......................................         2,000          2,500
Federal Reserve Bank stock, at cost ........................................           479            479
Foreclosed real estate .....................................................            --            117
Branch acquisition intangible asset ........................................         3,155          3,216
Deferred income tax asset ..................................................           842            842
Other assets ...............................................................         1,116            884
                                                                                 ---------      ---------

       Total ...............................................................     $ 332,783        327,307
                                                                                 =========      =========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing demand deposits .....................................        55,923         45,198
   Savings and NOW deposits ................................................        28,826         26,530
   Money-market deposits ...................................................        75,588         72,179
   Time deposits ...........................................................        88,624         89,594
                                                                                 ---------      ---------

       Total deposits ......................................................       248,961        233,501

   Official checks .........................................................         3,704          1,919
   Other borrowings ........................................................        15,345         12,963
   Federal Home Loan Bank advances .........................................        30,000         45,000
   Accrued interest payable ................................................           518            594
   Advance payments by borrowers for taxes and insurance ...................           489            230
   Other liabilities .......................................................           518            769
                                                                                 ---------      ---------

       Total liabilities ...................................................       299,535        294,976
                                                                                 ---------      ---------
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued            --             --
   Common stock, $.01 par value, 5,000,000 shares authorized; 2,524,855 and
     2,471,668 shares issued at 2003 and 2002, respectively ................            25             25
   Additional paid-in capital ..............................................        26,209         25,540
   Retained earnings .......................................................         9,230          8,878
   Accumulated other comprehensive income ..................................           989            940
   Treasury stock, at cost (297,000 shares) ................................        (3,000)        (3,000)
   Stock incentive plan ....................................................          (205)           (52)
                                                                                 ---------      ---------

       Total stockholders' equity ..........................................        33,248         32,331
                                                                                 ---------      ---------

       Total ...............................................................     $ 332,783        327,307
                                                                                 =========      =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                            ---------
                                                                     2003             2002
                                                                     ----             ----
                                                                           (UNAUDITED)
Interest income:
    Loans ..................................................     $     3,700            4,168
    Securities available for sale ..........................             704              955
    Other ..................................................              97               71
                                                                 -----------      -----------

         Total interest income .............................           4,501            5,194
                                                                 -----------      -----------

Interest expense:
    Deposits ...............................................             938            1,289
    Borrowings .............................................             509              728
                                                                 -----------      -----------

         Total interest expense ............................           1,447            2,017
                                                                 -----------      -----------

Net interest income ........................................           3,054            3,177

         (Credit) provision for loan losses ................            (100)             471
                                                                 -----------      -----------

Net interest income after (credit) provision for loan losses           3,154            2,706
                                                                 -----------      -----------

Noninterest income:
    Service charges and fees on deposit accounts ...........             450              378
    Net realized gains on sale of securities ...............              --              253
    Loan correspondent fees ................................              89               33
    Other ..................................................             194               97
                                                                 -----------      -----------

         Total noninterest income ..........................             733              761
                                                                 -----------      -----------

Noninterest expenses:
    Salaries and employee benefits .........................           1,662            1,408
    Occupancy expense ......................................             630              560
    Advertising and promotion ..............................              85              101
    Professional fees ......................................              76               95
    Data processing ........................................             208              170
    Amortization of intangible asset .......................              61               64
    Other ..................................................             508              505
                                                                 -----------      -----------

         Total noninterest expenses ........................           3,230            2,903
                                                                 -----------      -----------

         Earnings before income taxes ......................             657              564

Income taxes ...............................................             196              166
                                                                 -----------      -----------

         Net earnings ......................................     $       461              398
                                                                 ===========      ===========

Earnings per share:
    Basic ..................................................     $       .21              .19
                                                                 ===========      ===========

    Diluted ................................................     $       .21              .19
                                                                 ===========      ===========

Weighted-average shares outstanding for basic ..............       2,196,227        2,063,652
                                                                 ===========      ===========

Weighted-average shares outstanding for diluted ............       2,239,684        2,106,453
                                                                 ===========      ===========

Dividends per share ........................................     $       .05              .05
                                                                 ===========      ===========

See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (IN THOUSANDS)

                                                                                                         ACCUMULATED
                                                                                                            OTHER
                                                           ADDITIONAL     STOCK                             COMPRE-       TOTAL
                                                  COMMON     PAID-IN    INCENTIVE   TREASURY    RETAINED    HENSIVE    STOCKHOLDERS'
                                                   STOCK     CAPITAL      PLAN        STOCK     EARNINGS  INCOME (LOSS)   EQUITY
                                                   -----     -------      ----        -----     --------  -------------   ------

Balance at December 31, 2001 ..................   $    23     24,110        (104)     (3,000)      7,535         (17)      28,547
                                                                                                                          -------

Comprehensive loss:
     Net earnings (unaudited) .................        --         --          --          --         398          --          398
     Net change in unrealized
         loss on securities available for sale,
         net of taxes (unaudited) .............        --         --          --          --          --        (565)        (565)
                                                                                                                          -------

Comprehensive loss (unaudited) ................        --         --          --          --          --          --         (167)
                                                                                                                          -------

Exercise of employee stock options
     (unaudited) ..............................         1        337          --          --          --          --          338

Shares committed to participants
     in stock incentive plan (unaudited) ......        --         --           9          --          --          --            9

Committed shares cancelled in stock
     incentive plan (unaudited) ...............        --         (2)          2          --          --          --           --

Cash dividends paid (unaudited) ...............        --         --          --          --        (103)         --         (103)
                                                  -------    -------     -------     -------     -------     -------      -------

Balance at March 31, 2002 (unaudited) .........   $    24     24,445         (93)     (3,000)      7,830        (582)      28,624
                                                  =======    =======     =======     =======     =======     =======      =======


Balance at December 31, 2002 ..................   $    25     25,540         (52)     (3,000)      8,878         940       32,331
                                                                                                                          -------

Comprehensive income:
     Net earnings (unaudited) .................        --         --          --          --         461          --          461
     Net change in unrealized
         gain on securities available for sale,
         net of taxes (unaudited) .............        --         --          --          --          --          49           49
                                                                                                                          -------

Comprehensive income (unaudited) ..............        --         --          --          --          --          --          510
                                                                                                                          -------

Shares issued in stock incentive plan
     (unaudited) ..............................        --        165        (165)         --          --          --           --

Shares committed to participants
     in stock incentive plan (unaudited) ......        --         --          (2)         --          --          --           (2)

Committed shares cancelled in stock
     incentive plan (unaudited) ...............        --        (14)         14          --          --          --           --

Common stock options exercised
     (unaudited) ..............................        --        518          --          --          --          --          518

Cash dividends paid (unaudited) ...............        --         --          --          --        (109)         --         (109)
                                                  -------    -------     -------     -------     -------     -------      -------

Balance at March 31, 2003 (unaudited) .........   $    25     26,209        (205)     (3,000)      9,230         989       33,248
                                                  =======    =======     =======     =======     =======     =======      =======


See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                    ---------
                                                                               2003           2002
                                                                               ----           ----
                                                                                   (UNAUDITED)
Cash flows from operating activities:
 Net earnings ..........................................................     $    461           398
 Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities:
        (Credit) provision for loan losses .............................         (100)          471
        Depreciation and amortization ..................................          168           177
        Net amortization of fees, premiums, discounts and other ........          283           152
        Shares committed to participants in stock incentive plan .......           (2)            9
        Gain on sale of securities .....................................           --          (253)
        Gain on sale of foreclosed real estate .........................          (12)           --
        Repayments of loans held for sale ..............................           32           249
        Decrease (increase) in accrued interest receivable .............          115          (280)
        (Increase) decrease in other assets ............................         (176)          174
        Increase (decrease) in official checks .........................        1,785          (734)
        Decrease in accrued interest payable ...........................          (76)         (177)
        Decrease in other liabilities ..................................         (251)         (238)
                                                                             --------      --------

            Net cash provided by (used in) operating activities ........        2,227           (52)
                                                                             --------      --------

Cash flows from investing activities:
    Purchase of securities available for sale ..........................      (24,287)      (50,017)
    Proceeds from sale of securities available for sale ................           --        26,502
    Maturities and calls of securities available for sale ..............       11,057        14,250
    Principal repayments on securities available for sale ..............          513         1,096
    Net increase in loans ..............................................       (1,311)       (1,976)
    Net decrease in Federal Home Loan Bank stock .......................          500            --
    Purchase of premises and equipment, net ............................         (309)         (145)
    Proceeds from sale of foreclosed real estate .......................          129            --
                                                                             --------      --------

            Net cash used in investing activities ......................      (13,708)      (10,290)
                                                                             --------      --------

Cash flows from financing activities:
    Net increase (decrease) in deposits ................................       15,460        (8,691)
    Net increase (decrease) in other borrowings ........................        2,382       (11,255)
    Net decrease in Federal Home Loan Bank advances ....................      (15,000)           --
    Increase in advance payments by borrowers for taxes and insurance ..          259           193
    Cash dividends paid on common stock ................................         (109)         (103)
    Proceeds from exercise of common stock options .....................          431           338
                                                                             --------      --------

            Net cash provided by (used in) financing activities ........        3,423       (19,518)
                                                                             --------      --------

            Net decrease in cash and cash equivalents ..................       (8,058)      (29,860)

Cash and cash equivalents at beginning of period .......................       35,648        40,655
                                                                             --------      --------

Cash and cash equivalents at end of period .............................     $ 27,590        10,795
                                                                             ========      ========

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                          ---------
                                                                                      2003        2002
                                                                                      ----        ----
                                                                                         (UNAUDITED)
Supplemental disclosure of cash flow information: Cash paid during the period for:
    Interest ................................................................     $    1,523       2,194
                                                                                  ==========      ======

    Income taxes ............................................................     $      315          --
                                                                                  ==========      ======

 Noncash transactions:
    Reclassification of loans to foreclosed real estate .....................     $       --         250
                                                                                  ==========      ======

    Accumulated other comprehensive income (loss), net change in unrealized
        gain (loss) on securities available for sale, net ...................     $       49        (565)
                                                                                  ==========      ======

     Tax benefit related to exercise of common stock options ................     $       87          --
                                                                                  ==========      ======

     Activity in stock incentive plan, net ..................................     $     (153)         11
                                                                                  ==========      ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. GENERAL. In the opinion of the management of Pointe Financial Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations and other data for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

        Pointe Financial Corporation (the "Holding Company") owns 100% of Pointe Bank (the "Bank"), a state-chartered commercial bank, and Pointe Financial Services, Inc. On February 12, 2002, the Bank incorporated an additional subsidiary, Will No-No, Inc., a Florida Corporation, which owns, maintains, and disposes of the Bank's foreclosed assets (collectively, the "Company"). The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its ten banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary and Will No-No, Inc. had minimal activity during the three months ended March 31, 2003.

2. LOAN LOSSES AND LOAN IMPAIRMENT. The activity in the allowance for loan losses is as follows (in thousands):

                                                                                           THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                                    ---------
                                                                                          2003          2002
                                                                                          ----          ----

    Balance at beginning of period .............................................     $       3,519      2,407
    (Credit) provision (credited) charged to earnings ..........................              (100)       471
    (Charge-offs), net of recoveries ...........................................               (48)      (322)
                                                                                     -------------     ------

    Balance at end of period ...................................................     $       3,371      2,556
                                                                                     =============     ======

        The following summarizes the amount of impaired loans (in thousands):

                                                                                                           AT
                                                                                                           --
                                                                                       MARCH 31, DECEMBER 31,
                                                                                       ----------------------
                                                                                          2003         2002
                                                                                          ----         ----
    Loans identified as impaired:
        Gross loans with related allowance for losses recorded .................     $          --         --
        Less allowance for losses on these loans ...............................                --         --
                                                                                     -------------     ------

    Net investment in impaired loans ...........................................     $          --         --
                                                                                     =============     ======

        The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                                           THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                                    ---------
                                                                                          2003          2002
                                                                                          ----          ----

    Average net investment in impaired loans ...................................     $          --         --
                                                                                     =============     ======

    Interest income recognized on impaired loans ...............................     $          --         --
                                                                                     =============     ======

    Interest income received on impaired loans .................................     $          --         --
                                                                                     =============     ======

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

3. EARNINGS PER SHARE. Basic earnings per share represents net earnings divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per common share have been computed based on the following (dollars in thousands):

                                                                              THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                       ---------
                                                                            2003          2002
                                                                            ----          ----
        Weighted-average number of common shares outstanding .......     2,196,227     2,063,652
            Effect of dilutive options .............................        43,457        42,801
                                                                         ---------     ---------

        Weighted-average number of common shares outstanding used to
            calculate diluted earnings per common share ............     2,239,684     2,106,453
                                                                         =========     =========

4. REGULATORY CAPITAL. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2003 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                         REGULATORY
                                                                                            ACTUAL       REQUIREMENT
                                                                                            ------       -----------

        Total capital to risk-weighted assets...........................................      12.74%           8.00%
        Tier I capital to risk-weighted assets..........................................      11.48%           4.00%
        Tier I capital to total average assets - leverage ratio.........................       8.01%           4.00%


                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

5. STOCK AWARD PLANS. Certain key employees and directors of the Company have options to purchase shares of the Company's common stock under a nonqualified stock option plan adopted in 1994. In 1998, a new Incentive Compensation and Stock Award Plan was adopted under which both qualified and nonqualified options can be granted and stock can be awarded to directors and employees as compensation. In 2001, the Company's Board of Directors determined that all new options would be granted under the 1998 Plan. A total of 400,000 options or shares can be granted to directors and employees of the Company under this plan. As of March 31, 2003, 40,753 options or shares remain available for grant. A summary of stock option transactions follows ($ in thousands, except per share amounts):

                                                                                    RANGE
                                                                                   OF PER       WEIGHTED-
                                                                                    SHARE        AVERAGE      AGGREGATE
                                                                    NUMBER OF      OPTION       PER SHARE      OPTION
                                                                     SHARES         PRICE         PRICE         PRICE
                                                                     ------         -----         -----         -----

              Outstanding at December 31, 2001..................     359,052     $ 8.62-15.38      10.07        3,616

              Options granted...................................      81,843            11.95      11.95          978
              Options exercised.................................     (34,714)      9.00-10.50       9.73         (338)
              Options forfeited.................................     (13,771)      9.00-11.80       9.93         (137)
                                                                    --------                                   ------

              Outstanding at March 31, 2002.....................     392,410     $ 8,63-15.38      10.50        4,119
                                                                    ========     ============      =====       ======

              Outstanding at December 31, 2002..................     311,527       8.62-15.38      11.02        3,433

              Options granted...................................      45,105            15.15      15.15          683
              Options exercised.................................     (43,633)      8.63-10.03       9.87         (431)
              Options forfeited.................................      (1,972)      9.00-11.95      11.17          (22)
                                                                    --------                                   ------

              Outstanding at March 31, 2003.....................     311,027     $ 9.00-15.38      11.78        3,663
                                                                    ========     ============      =====       ======

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

5. STOCK AWARD PLANS, CONTINUED. The Company accounts for their stock option plans under the recognition and measurement principles of Opinion No. 25. No stock option-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation ($ in thousands, except per share amounts).

                                                                          THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                                   ---------
                                                                            2003       2002
                                                                            ----       ----

               Net earnings, as reported ................................   $ 461        398

               Deduct:  Total stock-based employee compensation
                     determined under the fair value based method for all
                     awards, net of related tax benefit .................     (33)       (22)
                                                                            -----     ------

               Pro forma net earnings ...................................   $ 428        376
                                                                            =====     ======

               Basic earnings per share:
                     As reported ........................................   $ .21        .21
                                                                            =====     ======

                     Pro forma ..........................................   $ .19        .18
                                                                            =====     ======

               Diluted earnings per share:
                     As reported ........................................   $ .21        .21
                                                                            =====     ======

                     Pro forma ..........................................   $ .19        .18
                                                                            =====     ======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                 THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                          ---------
                                                                              2003           2002
                                                                              ----           ----

               Risk-free interest rate...................................       4.5%           5.5%
               Dividend yield............................................       4.0%           4.0%
               Expected volatility.......................................      13.5%            9.5%
               Expected life in years....................................   5 or 10         5 or 10

               Weighted-average grant date fair value of options
                     issued during the year..............................     $ 1.95           3.14
                                                                              ======           ====

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Hacker, Johnson & Smith PA, the Company's independent accountants, have made a limited review of the interim financial data as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                         INDEPENDENT ACCOUNTANTS' REPORT


The Board of Directors
Pointe Financial Corporation
Boca Raton, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Pointe Financial Corporation and subsidiaries (the "Company") as of March 31, 2003, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 2003 and 2002, and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Hacker, Johnson & Smith PA


HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
April 11, 2003

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               COMPARISON OF MARCH 31, 2003 AND DECEMBER 31, 2002

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash during the three months ended March 31, 2003 was from net deposit inflows of $15.5 million and $11.1 million from exercised call options by issuers of government securities that were held in the Company's available for sale portfolio. Cash was used primarily for the repayment of a Federal Home Loan Bank advance of $15.0 million and for the purchase of securities available for sale of $24.3 million. At March 31, 2003, the Company had outstanding commitments to originate loans of $17.2 million and time deposits of $61.1 million that mature in one year or less. It is expected that these requirements will be funded from the sources described above. At March 31, 2003, the Bank exceeded its regulatory liquidity requirements.

The following table shows selected rates for the periods ended or at the dates indicated:

                                                                    THREE MONTHS                      THREE MONTHS
                                                                        ENDED        YEAR ENDED           ENDED
                                                                      MARCH 31,     DECEMBER 31,        MARCH 31,
                                                                        2003            2002               2002
                                                                   --------------  ---------------   ---------------
        Average equity as a percentage
           of average assets.........................................   10.02%            9.23%            8.90%

        Equity to total assets at end of period......................    9.99%            9.88%            9.16%

        Return on average assets (1).................................     .56%             .54%             .49%

        Return on average equity (1).................................    5.63%            5.86%            5.53%

        Noninterest expense to average assets (1)....................    3.96%            3.72%            3.59%

        Nonperforming loans and foreclosed real estate
           to total assets at end of period..........................     .07%             .10%             .24%


        (1)  Annualized for the three months ended March 31, 2003 and 2002.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers and $11.1 million from exercised call options by issuers of government securities that were held in the Company's available for sale portfolio.

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at March 31, 2003, follows (in thousands):

                                                                       CONTRACT
                                                                        AMOUNT
                                                                        ------

              Commitments to extend credit.........................    $  17,185
                                                                       =========

              Unused lines of credit...............................    $  28,843
                                                                       =========

              Standby letters of credit............................    $   1,357
                                                                       =========

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2003.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at March 31, 2003. See note 4 to the condensed consolidated financial statements.

Management is not aware of any trends, know demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

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

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------
                                                                             2003                       2002
                                                                -------------------------------- -------------------
                                                                INTEREST    AVERAGE              INTEREST   AVERAGE
                                                      AVERAGE     AND       YIELD/       AVERAGE    AND     YIELD/
                                                      BALANCE   DIVIDENDS    RATE        BALANCE  DIVIDENDS   RATE
                                                                              ($ IN THOUSANDS)
Interest-earning assets:
   Loans....................................        $ 215,547       3,700      6.87%   $ 222,850     4,168     7.48%
   Securities (1)...........................           68,845         704      4.35       73,672       955     5.33
   Other interest-earning assets (2)........           25,484          97      1.52        8,800        71     3.23
                                                    ---------    --------              ---------   -------

       Total interest-earning assets........          309,876       4,501      5.87      305,322     5,194     6.84
                                                                 --------                          -------

   Noninterest-earning assets (3)...........           16,751                             18,271
                                                    ---------                          ---------

       Total assets.........................        $ 326,627                          $ 323,593
                                                    =========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits.................           25,116          40       .64       19,882        36      .72
   Money-market deposits....................           77,828         238      1.22       61,167       299     1.96
   Time deposits............................           88,393         660      2.99       97,305       954     3.92
   Borrowings (4)...........................           47,897         509      4.25       69,696       728     4.18
                                                    ---------    --------              ---------  --------

       Total interest-bearing liabilities...          239,234       1,447      2.42      248,050     2,017     3.25
                                                                 --------                          -------

   Demand deposits..........................           51,121                             42,524
   Noninterest-bearing liabilities..........            3,542                              4,221
   Stockholders' equity.....................           32,730                             28,798
                                                    ---------                          ---------

       Total liabilities and stockholders'
           equity...........................        $ 326,627                          $ 323,593
                                                    =========                          =========

Net interest income.........................                     $  3,054                          $ 3,177
                                                                 ========                          =======

Interest-rate spread (5)....................                                   3.45%                           3.59%
                                                                               ====                            ====

Net interest margin (6).....................                                   3.94%                           4.16%
                                                                               ====                            ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities.....             1.30                               1.23
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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

   GENERAL. Net earnings for the three months ended March 31, 2003 were $461,000 or $.21 basic and diluted earnings per share compared to net earnings of $398,000 or $.19 basic and diluted earnings per share for the three months ended March 31, 2002. The increase in the Company's net earnings was primarily due to an increase in net interest income after (credit) provision for loan losses, partially offset by an increase in noninterest expenses.

   INTEREST INCOME AND EXPENSE. Interest income decreased by $693,000, or 13.3%, from $5.2 million for the three months ended March 31, 2002 to $4.5 million for the three months ended March 31, 2003. Interest income on loans decreased $468,000 due to a decrease in the average yield earned from 7.48% in 2002 to 6.87% in 2003 and a decrease in the average loan portfolio balance from $222.9 million for the three months ended March 31, 2002 to $215.5 million for the comparable period in 2003. Interest on securities decreased $251,000 due to a decrease in the average securities portfolio balance from $73.7 million in 2002 to $68.8 million in 2003 and a decrease in the weighted-average yield to 4.35% from 5.33% in the 2002 period.

      Interest expense on deposits decreased to $938,000 for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 2.89% in 2002 to 1.96% in 2003, partially offset by an increase in the average balance from $178.4 million in 2002 to $191.3 million in 2003.

      Interest expense on borrowings decreased $219,000 to $509,000 for the three months ended March 31, 2003 from $728,000 for the three months ended March 31, 2002. Interest expense on borrowings decreased due to a decrease in the average balance of borrowings outstanding from $69.7 million in 2002 to $47.9 million in 2003, partially offset by an increase in the weighted-average rate paid for the three months ended March 31, 2003 to 4.25% compared to 4.18% for the same period in 2002.

   (CREDIT) PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a credit of $100,000 for the three months ended March 31, 2003 compared to a provision of $471,000 for the comparable period in 2002. The credit was due to principal paydowns received on a classified loan during the third quarter of 2003 and minimal overall growth in the loan portfolio. Management believes the balance in the allowance for loan losses of $3.4 million at March 31, 2003 is adequate.

   NONINTEREST INCOME. Noninterest income decreased $28,000 primarily due to a decrease in realized gains of the sale of securities of $253,000 partially offset by an increase in service charges on deposit accounts of $72,000, loan correspondent fees of $56,000, and other income of $97,000 for the three months ended March 31, 2003 when compared to the same period in 2002.

   NONINTEREST EXPENSES. Noninterest expenses increased $327,000 for the three months ended March 31, 2003 compared to the same period in 2002, primarily due to increases in salaries and employee benefits of $254,000 and occupancy expense of $70,000 both of which relate to the Company's overall expansion.

   INCOME TAXES. Income taxes for the three months ended March 31, 2003 was $196,000 (an effective rate of 29.8%) compared to income taxes of $166,000 (an effective rate of 29.4%) for the comparable 2002 period.

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

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

       10.17*** Employment agreement between the Company and Jean Murphy-Engler.
                (Exhibit 10.17 to the Form 10-QSB filed August 9, 2002).

       10.18*** Employment agreement between the Company and John P. Dover.
                (Exhibit 10.18 to the Form 10-QSB filed August 9, 2002).

       10.19 Amended and restated lease agreement dated May 13, 2002, by and between 21845 Powerline Road, Ltd. and Pointe Bank.

       10.20 Standard Retail Lease Agreement dated June 25, 2002 between Marquesa, Inc. and Pointe Bank.

       11.1 Statement regarding calculation of earnings per common share (included in Note 3 to the Condensed Consolidated Financial Statements).

       21.1 Subsidiaries of the Registrant (included in the Audited Consolidated Financial Statements in the 2002 Form 10-K).

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

***     Contracts with Management.

(b)   Reports on Form 8-K

      During the first quarter, the Company filed a report on Form 8-K dated April 16, 2003 reporting the press release covering the results for first quarter of 2003.

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


                              POINTE FINANCIAL CORPORATION
                                 (Registrant)


Date:  May 6, 2003            By:  /s/ R. Carl Palmer, Jr.
                                  ----------------------------------------------
                                     R. Carl Palmer, Jr., Chairman of the Board,
                                       President and Chief Executive Officer


Date:  May 6, 2003            By:  /s/ Bradley R. Meredith
                                  ----------------------------------------------
                                     Bradley R. Meredith, Senior Vice President
                                       and Chief Financial Officer

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

Date: May 6, 2003         By:   /s/ R. Carl Palmer, Jr.
                               ---------------------------------------------
                                 R. Carl Palmer, Jr., Chairman of the Board,
                                   President and Chief Executive Officer

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

Date: May 6, 2003         By:   /s/ Bradley R. Meredith
                               -----------------------------------------
                                 Bradley R. Meredith, Senior Vice President
                                   and Chief Financial Officer