Form 10QSB
period 2003-06-30
POINTE FINANCIAL CORP
filed 2003-08-01
CIK 917331

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2003

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File number:  0-24433

POINTE FINANCIAL CORPORATION

(Exact name of Small Business Issuer as Specified in Its Charter)

Florida	65-0451402
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer I.D. Number)

21845 Powerline Road

Boca Raton, Florida 33433

(Address of principal executive offices)

(561) 368-6300

(Issuer's telephone number, including area code)

__________________________________________________________________

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share	2,235,449 Shares
(Class)	Outstanding at July 31, 2003

Transitional Small Business Disclosure Format (check one):  Yes [   ]    No [X]

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Condensed Consolidated Balance Sheets -

at June 30, 2003 (unaudited) and at December 31, 2002

2

Condensed Consolidated Statements of Earnings -

Three and Six Months ended June 30, 2003 and 2002 (unaudited)

3

Condensed Consolidated Statements of Changes in Stockholders' Equity -

Six Months ended June 30, 2003 and 2002 (unaudited)

4

Condensed Consolidated Statements of Cash Flows -

Six Months ended June 30, 2003 and 2002 (unaudited)

5-6

Notes to Condensed Consolidated Financial Statements (unaudited)

7-10

Review by Independent Accountants

11

Independent Accountants’ Report

12

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

13-18

Item 3. Controls and Procedures

19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

19

Item 4. Submission of Matters to a Vote of Security Holders

19-20

Item 6. Exhibits and Reports on Form 8-K

20-21

SIGNATURES

22

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(In thousands)

	June 30, 2003	December 31, 2002

		(Unaudited)
Assets
Cash and due from banks	$11,912	$7,454
Interest-bearing deposits with banks	7,201	28,194

Total cash and cash equivalents	19,113	35,648

Securities available for sale	64,432	63,030
Loans, net of allowance for loan losses of $3,523 and $3,519	229,615	214,840
Loans held for sale	3,069	150
Accrued interest receivable	1,868	1,983
Premises and equipment, net	3,529	3,618
Federal Home Loan Bank stock, at cost	1,500	2,500
Federal Reserve Bank stock, at cost	479	479
Foreclosed real estate	—	117
Branch acquisition intangible asset	3,095	3,216
Deferred income tax asset	842	842
Other assets	1,237	884

Total	$328,779	$327,307
Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	63,351	45,198
Savings and NOW deposits	28,921	26,530
Money-market deposits	74,682	72,179
Time deposits	80,637	89,594

Total deposits	247,591	233,501

Official checks	2,318	1,919
Other borrowings	13,303	12,963
Federal Home Loan Bank advances	30,000	45,000
Accrued interest payable	428	594
Advance payments by borrowers for taxes and insurance	663	230
Other liabilities	652	769

Total liabilities	294,955	294,976
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 2,531,327 and
2,471,668 shares issued	25	25
Additional paid-in capital	26,321	25,540
Retained earnings	9,694	8,878
Accumulated other comprehensive income	960	940
Treasury stock, at cost (297,000 shares)	(3,000)	(3,000)
Stock incentive plan	(176)	(52)

Total stockholders' equity	33,824	32,331

Total	$328,779	$327,307

See Accompanying Notes to Condensed Consolidated Financial Statements.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(Dollars in thousands, except share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Interest income:
Loans	$3,834	$4,305	$7,534	$8,473
Securities available for sale	706	767	1,410	1,722
Other interest-earning assets	42	76	139	147

Total interest income	4,582	5,148	9,083	10,342

Interest expense:
Deposits	816	1,290	1,754	2,579
Borrowings	445	684	954	1,412

Total interest expense	1,261	1,974	2,708	3,991

Net interest income	3,321	3,174	6,375	6,351

Provision for loan losses	200	816	100	1,287

Net interest income after provision for
loan losses	3,121	2,358	6,275	5,064

Noninterest income:
Service charges on deposit accounts	470	404	920	782
Net realized gains on sale of securities	256	85	256	338
Loan correspondent fees	93	31	182	64
Other	141	131	335	228

Total noninterest income	960	651	1,693	1,412

Noninterest expenses:
Salaries and employee benefits	1,609	1,398	3,271	2,806
Occupancy expense	658	618	1,288	1,178
Advertising and promotion	70	136	155	237
Professional fees	96	58	172	153
Data processing	221	165	429	335
Amortization of intangible asset	60	61	121	125
Other	531	491	1,039	996

Total noninterest expenses	3,245	2,927	6,475	5,830

Earnings before income taxes	836	82	1,493	646

Income taxes (benefit)	260	(18)	456	148

Net earnings	$576	$100	$1,037	$498

Earnings per share:
Basic	$.26	$.05	$.47	$.24

Diluted	$.25	$.05	$.46	$.23

Weighted-average shares outstanding
for basic	2,229,751	2,097,613	2,213,068	2,080,726

Weighted-average shares outstanding
for diluted	2,292,415	2,157,327	2,265,903	2,129,127

Dividends per share	$.05	$.05	$.10	$.10

See Accompanying Notes to Condensed Consolidated Financial Statements

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

Six Months Ended June 30, 2003 and 2002
(In thousands)
						Accumulated Other Compre- hensive Income (Loss)

		Additional Paid in Capital	Stock Incentive Plan	Treasury Stock	Retained Earnings		Total Stockholders’ Equity
	Common Stock

Balance at December 31, 2001	$23	$24,110	$(104)	$(3,000)	$7,535	$(17)	$28,547

Comprehensive income:
Net earnings (unaudited)	—	—	—	—	498	—	498
Net change in unrealized
loss on securities available for sale,
net of taxes (unaudited)	—	—	—	—	—	367	367

Comprehensive income (unaudited)							865

Common stock options exercised
(unaudited)	1	923	—	—	—	—	924

Shares committed to participants
in stock incentive plan (unaudited)	—	—	14	—	—	—	14

Committed shares cancelled in stock
incentive plan (unaudited)	—	(12)	12	—	—	—	—

Cash dividends paid (unaudited)	—	—	—	—	(208)	—	(208)

Balance at June 30, 2002 (unaudited)	$24	$25,021	$(78)	$(3,000)	$7,825	$350	$30,142

Balance at December 31, 2002	$25	$25,540	$(52)	$(3,000)	$8,878	$940	$32,331

Comprehensive income:
Net earnings (unaudited)	—	—	—	—	1,037	—	1,037
Net change in unrealized
gain on securities available for sale,
net of taxes (unaudited)	—	—	—	—	—	20	20

Comprehensive income (unaudited)							1,057

Shares issued in stock incentive plan
(unaudited)	—	165	(165)	—	—	—	—

Shares committed to participants
in stock incentive plan (unaudited)	—	—	8	—	—	—	8

Committed shares cancelled in stock
incentive plan (unaudited)	—	(33)	33	—	—	—	—

Common stock options exercised
(unaudited)	—	649	—	—	—	—	649

Cash dividends paid (unaudited)	—	—	—	—	(221)	—	(221)

Balance at June 30, 2003 (unaudited)	$25	$26,321	$(176)	$(3,000)	$9,694	$960	$33,824

See Accompanying Notes to Condensed Consolidated Financial Statements

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2003	2002
	(Unaudited)

Cash flows from operating activities:
Net earnings	$1,037	$498
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Provision for loan losses	100	1,287
Depreciation and amortization	353	355
Net amortization of fees, premiums, discounts and other	37	260
Shares committed to participants in stock incentive plan	8	14
Gain on sale of securities	(256)	(338)
Gain on sale of foreclosed real estate	(12)	—
Originations of loans held for sale	(3,069)	—
Repayments of loans held for sale	150	259
Decrease in other assets	(268)	19
Decrease (increase) in accrued interest receivable	115	(350)
Increase (decrease) in official checks	399	(45)
Decrease in accrued interest payable	(166)	(119)
Decrease in other liabilities	(117)	(231)

Net cash (used in) provided by operating activities	(1,689)	1,609

Cash flows from investing activities:
Purchase of securities available for sale	(43,401)	(63,314)
Proceeds from sale of securities available for sale	3,262	32,290
Principal repayments on securities available for sale	792	1,648
Maturities and calls of securities available for sale	38,027	29,100
Net increase in loans	(14,585)	(6,836)
Purchase of premises and equipment, net	(264)	(397)
Proceeds from sale of foreclosed real estate	129	—
Net decrease in Federal Home Loan Bank stock	1,000	—

Net cash used in investing activities	(15,040)	(7,509)

Cash flows from financing activities:
Net increase in deposits	14,090	5,119
Net increase (decrease) in other borrowings	340	(12,446)
Net decrease in Federal Home Loan Bank advances	(15,000)	—
Increase in advance payments by borrowers for taxes and insurance	433	460
Cash dividends paid on common stock	(221)	(208)
Proceeds from exercise of stock options	552	778

Net cash provided by (used in) financing activities	194	(6,297)

Net decrease in cash and cash equivalents	(16,535)	(12,197)

Cash and cash equivalents at beginning of period	35,648	40,655

Cash and cash equivalents at end of period	$19,113	$28,458

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, Continued
(In thousands)

	Six Months Ended
	June 30,
	2003	2002
	(Unaudited)

Supplemental disclosure of cash flow information:	$2,874	$4,110
Cash paid during the period for:
Interest

Income taxes	695	—

Noncash transactions:
Reclassification of loans to foreclosed real estate	—	250

Reclassification of other assets to foreclosed real estate	—	38

Accumulated other comprehensive income, net change in unrealized
gain on securities available for sale, net of tax	20	367

Tax benefit related to exercise of common stock options	97	146

Activity in stock incentive plan, net	$124	$26

See Accompanying Notes to Condensed Consolidated Financial Statements.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1.

General. In the opinion of the management of Pointe Financial Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2003, the results of operations for the three- and six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Pointe Financial Corporation (the "Holding Company") owns 100% of Pointe Bank (the "Bank"), a state-chartered commercial bank, and Pointe Financial Services, Inc. On February 12, 2002, the Bank incorporated an additional subsidiary, Will No-No, Inc., a Florida Corporation, which owns, maintains, and disposes of the Bank's foreclosed assets (collectively, the "Company"). The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its nine banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary and Will No-No, Inc. had minimal activity during the six months ended June 30, 2003.

2.

Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Balance at beginning of period	$3,371	$2,556	$3,519	$2,407
Provision charged to earnings	200	816	100	1,287
(Charge-offs) recoveries, net	(48)	196	(96)	(126)

Balance at end of period	$3,523	$3,568	$3,523	$3,568

The following summarizes the amount of impaired loans (in thousands):

At December 31, 2002
June 30, 2003

Loans identified as impaired:
Gross loans with related allowance for losses recorded	$—	$—
Less allowance for losses on these loans	—	—

Net investment in impaired loans	$—	$—

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

2.

Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Average net investment in impaired loans	$—	$—	$—	$—

Interest income recognized on impaired loans	$—	$—	$—	$—

Interest income received on impaired loans	$—	$—	$—	$—

3.

Earnings Per Share. Basic earnings per share represents earnings available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. Earnings per share have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002
Weighted-average number of common shares
outstanding	2,229,751	2,097,613	2,213,068	2,080,726
Effect of dilutive options	62,664	59,714	52,835	48,401

Weighted-average number of common shares
outstanding used to calculate diluted
earnings per common share	2,292,415	2,157,327	2,265,903	2,129,127

4.

Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2003 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

		Regulatory
	Actual	Requirement

Total capital to risk-weighted assets	12.07%	8.00%
Tier I capital to risk-weighted assets	10.82%	4.00%
Tier I capital to total assets - leverage ratio	8.13%	4.00%

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

5.

Stock Award Plans. Certain key employees and directors of the Company have options to purchase shares of the Company's common stock under a nonqualified stock option plan adopted in 1994. In 1998, a new Incentive Compensation and Stock Award Plan was adopted under which both qualified and nonqualified options can be granted and stock can be awarded to directors and employees as compensation. In 2001, the Company's Board of Directors determined that all new options would be granted under the 1998 Plan. A total of 400,000 options or shares can be granted to directors and employees of the Company under this plan. As of June 30, 2003, 18,934 options or shares remain available for grant. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Aggregate Option Price

Outstanding at December 31, 2001	359,052	$8.62-15.38	$10.07	$3,616

Options granted	100,843	11.95-14.75	12.42	1,252
Options exercised	(80,428)	9.00-11.25	9.65	(776)
Options forfeited	(23,428)	9.00-15.38	10.56	(247)

Outstanding at June 30, 2002	356,039	$8.62-15.38	$10.80	$3,845

Outstanding at December 31, 2002	311,527	8.62-15.38	11.02	3,433

Options granted	70,105	15.15-16.30	15.56	1,091
Options exercised	(51,694)	8.62-15.38	10.69	(553)
Options forfeited	(3,561)	9.00-11.95	11.52	(41)

Outstanding at June 30, 2003	326,377	$9.00-16.30	$12.04	$3,930

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net earnings, as reported	$576	$100	$1,037	$498

Deduct: Total stock-based employee
compensation determined under the
fair value based method for all
awards, net of related tax benefit	(85)	(24)	(118)	(46)

Pro forma net earnings	$491	$76	$919	$452

Basic earnings per share:
As reported	$.26	$.05	$.47	$.24

Pro forma	$.22	$.04	$.42	$.22

Diluted earnings per share:
As reported	$.25	$.05	$.46	$.23

Pro forma	$.21	$.04	$.41	$.21

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2003	2002

Risk-free interest rate	4.5%	5.0%
Expected dividend yield	2.0%	4.0%
Expected volatility	13.5-17.5%	19.6%
Expected life in years	10	5 or 10

Weighted-average grant date fair value of options
issued during the period	$2.77	$3.14

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, the Company's independent accountants, have made a limited review of the financial data as of June 30, 2003, and for the three and six-month periods ended June 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants' Report

Pointe Financial Corporation

Boca Raton, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Pointe Financial Corporation and subsidiaries (the "Company") as of June 30, 2003, the related condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2003 and 2002, the related condensed consolidated statements of cash flows and changes in stockholders’ equity for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

July 11, 2003

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial Condition

and Results of Operations

Comparison of March 31, 2003 and December 31, 2002

Liquidity and Capital Resources

The Company's primary source of cash during the six months ended June 30, 2003 was from net deposit inflows of $14.1 million and $38.0 million from exercised call options by issuers of government securities that were held in the Company's available for sale portfolio. Cash was used primarily for net loan originiations of $14.6 million, the repayment of a Federal Home Loan Bank advance of $15.0 million and for the purchase of securities available for sale of $43.4 million. At June 30, 2003, the Company had outstanding commitments to originate loans of $31.4 million and time deposits of $58.0 million that mature in one year or less. It is expected that these requirements will be funded from the sources described above. At June 30, 2003, the Bank exceeded its regulatory liquidity requirements.

The following table shows selected rates for the periods ended or at the dates indicated:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002	Six Months Ended June 30, 2002

Average equity as a percentage
of average assets	10.17%	9.23%	9.01%

Equity to total assets at end of period	10.29%	9.88%	9.20%

Return on average assets (1)	.64%	.54%	.31%

Return on average equity (1)	6.27%	5.86%	3.43%

Noninterest expense to average assets (1)	3.98%	3.72%	3.61%

Nonperforming loans and foreclosed real estate
to total assets at end of period	.11%	.10%	.19%

—————

(1)

Annualized for the six months ended June 30, 2003 and 2002.

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

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at June 30, 2003, follows (in thousands):

Contract Amount

Commitments to extend credit	$31,379

Unused lines of credit	$31,404

Standby letters of credit	$1,747

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in 2003.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at June 30, 2003. See note 4 to the condensed consolidated financial statements.

Management is not aware of any trends, known demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

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

	Three Months Ended June 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate

	($ in Thousands)
Interest-earning assets:
Loans	$226,088	3,834	6.78%	$230,660	4,305	7.47%
Securities (1)	72,466	706	4.16	63,048	767	5.03
Other interest-earning assets (2)	8,129	42	2.07	10,799	76	2.82

Total interest-earning assets (1)	306,683	4,582	6.04	304,507	5,148	6.80

Noninterest-earning assets (3)	17,458			16,833

Total assets	$324,141			$321,340

Interest-bearing liabilities:
Savings and NOW deposits	26,516	42.63		21,461	38.71
Money-market deposits	76,150	216	1.13	59,506	285	1.92
Time deposits	81,893	558	2.73	102,280	967	3.78
Borrowings (4)	43,837	445	4.06	62,039	684	4.41

Total interest-bearing liabilities	228,396	1,261	2.21	245,286	1,974	3.22

Demand deposits	57,660			42,792
Noninterest-bearing liabilities	4,661			3,917
Stockholders' equity	33,424			29,345

Total liabilities and
stockholders' equity	$324,141			$321,340

Net interest income		$3,321			$3,174

Interest-rate spread (5)			3.83%			3.58%

Net interest margin (6)			4.33%			4.17%

Ratio of average interest-earning assets to
average interest-bearing liabilities	1.34			1.24

—————

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

	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate

	($ in Thousands)
Interest-earning assets:
Loans	$220,847	7,534	6.82%	$226,777	8,473	7.47%
Securities (1)	70,665	1,410	4.25	68,331	1,722	5.19
Other interest-earning assets (2)	16,758	139	1.66	9,805	147	3.00

Total interest-earning assets (1)	308,270	9,083	5.95	304,913	10,342	6.82

Noninterest-earning assets (3)	17,107			17,698

Total assets	$325,377			$322,611

Interest-bearing liabilities:
Savings and NOW deposits	25,820	82.64		20,676	74.72
Money-market deposits	76,984	454	1.18	60,332	584	1.94
Time deposits	85,125	1,218	2.86	99,806	1,921	3.85
Borrowings (4)	45,856	954	4.16	65,846	1,412	4.29

Total interest-bearing liabilities	233,785	2,708	2.32	246,660	3,991	3.24

Demand deposits	54,408			42,659
Noninterest-bearing liabilities	4,108			4,217
Stockholders' equity	33,076			29,075

Total liabilities and
stockholders' equity	$325,377			$322,611

Net interest income		$6,375			$6,351

Interest-rate spread (5)			3.63%			3.58%

Net interest margin (6)			4.14%			4.17%

Ratio of average interest-earning assets to
average interest-bearing liabilities	1.32			1.24

—————

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

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Comparison of the Three Months Ended June 30, 2003 and 2002

General. Net earnings for the three months ended June 30, 2003 were $576,000 or $.26 basic and $.25 diluted earnings per share compared to net earnings of $100,000 or $.05 basic and diluted earnings per share for the three months ended June 30, 2002. The increase in the Company's net earnings was primarily due to a decrease in the provision for loan losses and an increase in noninterest income, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income decreased by $566,000, or 10.99%, from $5.1 million for the three months ended June 30, 2002 to $4.6 million for the three months ended June 30, 2003. Interest income on loans decreased $471,000 due to a decrease in the average yield earned from 7.47% in 2002 to 6.78% in 2003 and a decrease in the average loan portfolio balance from $230.7 million for the three months ended June 30, 2002 to $226.1 million for the comparable period in 2003. Interest on securities decreased $61,000 due a decrease in the weighted-average yield to 4.16% from 5.03% in the 2002 period, partially offset by an increase in the average securities portfolio balance from $63.0 million in 2002 to $72.5 million in 2003.

Interest expense on deposits decreased to $816,000 for the three months ended June 30, 2003 from $1.3 million for the three months ended June 30, 2002. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 2.82% in 2002 to 1.77% in 2003, partially offset by an increase in the average balance from $183.2 million in 2002 to $184.6 million in 2003.

Interest expense on borrowings decreased $239,000 to $445,000 for the three months ended June 30, 2003 from $684,000 for the three months ended June 30, 2002. Interest expense on borrowings decreased due to a decrease in the average balance of borrowings outstanding from $62.0 million in 2002 to $43.8 million in 2003 and a decrease in the weighted-average rate paid for the three months ended June 30, 2003 to 4.06% compared to 4.41% for the same period in 2002.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision of $200,000 for the three months ended June 30, 2003. Management believes the balance in the allowance for loan losses of $3.5 million at June 30, 2003 is adequate.

Noninterest Income. Noninterest income increased $309,000 primarily due to an increase in realized gains of the sale of securities of $171,000, service charges on deposit accounts of $66,000 and loan correspondent fees of $62,000 for the three months ended June 30, 2003 compared to the same period in 2002.

Noninterest Expenses. Noninterest expenses increased $318,000 for the three months ended June 30, 2003 compared to the same period in 2002, primarily due to increases in salaries and employee benefits of $211,000 which relate to the Company's overall expansion.

Income Taxes. Income taxes for the three months ended June 30, 2003 were $260,000 (an effective rate of 31.1%) compared to an income tax benefit of $18,000 (an effective rate of 22.0%) for the comparable 2002 period.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Comparison of the Six Months Ended June 30, 2003 and 2002

General. Net earnings for the six months ended June 30, 2003 were $1.0 million or $.47 basic and $.46 diluted earnings per share compared to net earnings of $498,000 or $.24 basic and $.23 diluted earnings per share for the six months ended June 30, 2002. The increase in the Company's net earnings was primarily due to a decrease in the provision for loan losses and an increase in noninterest income, both were partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income decreased by $1.3 million, or 12.17%, from $10.3 million for the six months ended June 30, 2002 to $9.1 million for the six months ended June 30, 2003. Interest income on loans decreased $939,000 due to a decrease in the average yield earned from 7.47% in 2002 to 6.82% in 2003 and a decrease in the average loan portfolio balance from $226.8 million for the six months ended June 30, 2002 to $220.8 million for the comparable period in 2003. Interest on securities decreased $312,000 due to a decrease in the weighted-average yield to 4.25% from 5.19% in the 2002 period, partially offset by an increase in the average securities portfolio balance from $68.3 million in 2002 to $70.7 million in 2003.

Interest expense on deposits decreased to $1.8 million for the six months ended June 30, 2003 from $2.6 million for the six months ended June 30, 2002. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 2.85% in 2002 to 1.87% in 2003, partially offset by an increase in the average balance from $180.8 million in 2002 to $187.9 million in 2003.

Interest expense on borrowings decreased $458,000 to $954,000 for the six months ended June 30, 2003 from $1.4 million for the six months ended June 30, 2002. Interest expense on borrowings decreased due to a decrease in the average balance of borrowings outstanding from $65.8 million in 2002 to $45.9 million in 2003 and a decrease in the weighted-average rate paid for the six months ended June 30, 2003 to 4.16% compared to 4.29% for the same period in 2002.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision of $100,000 for the six months ended June 30, 2003 compared to a provision of $1.3 million for the comparable period in 2002. Management believes the balance in the allowance for loan losses of $3.5 million at June 30, 2003 is adequate.

Noninterest Income. Noninterest income increased $281,000 primarily due to an increase in service charges on deposit accounts of $138,000, loan correspondent fees of $118,000 and other income of $107,000, partially offset by a decrease in realized gains of the sale of securities of $82,000.

Noninterest Expenses. Noninterest expenses increased $645,000 for the six months ended June 30, 2003 compared to the same period in 2002, primarily due to increases in salaries and employee benefits of $465,000 and occupancy expense of $110,000 both of which relate to the Company's overall expansion.

Income Taxes. Income taxes for the six months ended June 30, 2003 was $456,000 (an effective rate of 30.5%) compared to income taxes of $148,000 (an effective rate of 22.9%) for the comparable 2002 period.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Item 3.   Controls and Procedures

a.

Evaluation of disclosure controls and procedures.  The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.

Changes in internal controls.  The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material pending legal proceedings to which Pointe Financial Corporation or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of Pointe Financial Corporation was held on April 25, 2003, to consider the election of two directors each for a term of three years and one director for a term of one year and to approve the appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the fiscal year 2003. At the Annual Meeting, incumbent directors Timothy McGinn and R. Carl Palmer, Jr. were reelected. Director James L. Horan was elected as a new director. The terms of Directors Clarita Kassin, Morris Massry and D. Richard Mead, Jr. continued after the Annual Meeting. Also, Hacker, Johnson & Smith PA was appointed as the Company's independent auditors for the fiscal year 2003.

At the Annual Meeting, 1,829,853 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I.

The election of two directors, each for a term of three years and the vote for each director is as follows:

Timothy McGinn	1,714,186

R. Carl Palmer, Jr.	1,714,186

Proposal II.

The election of one director, for a term of one year and the vote for the director is as follows:

James L. Horan	1,720,182

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Item 4.   Submission of Matters to a Vote of Security Holders, Continued

Proposal III.

The appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the fiscal year 2003:

For	Withheld	Against

1,826,276	306	3,271

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

Item 6.   Exhibits and Reports on Form 8-K, Continued

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

21.1

Subsidiaries of the Registrant (included in the Audited Consolidated Financial Statements in the 2002 Form 10-K).

31.1

CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

31.2

CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002

32.1

CEO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

32.2

CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002

—————

*

Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

**

Exhibits 10.1, 10.2 and 10.12 are compensatory plans or arrangements.

***

Contracts with Management.

(b)

Reports on Form 8-K

During the second quarter, the Company filed a report on Form 8-K dated April 16, 2003 reporting the press release covering the results for first quarter of 2003.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINTE FINANCIAL CORPORATION

  (Registrant)

Date:  August 1, 2003

By:  /s/ R. CARL PALMER, JR.

R. Carl Palmer, Jr., Chairman of the Board,

President and Chief Executive Officer

Date:  August 1, 2003

By:  /s/ BRADLEY R. MEREDITH

Bradley R. Meredith, Senior Vice President

and Chief Financial Officer