Form 10QSB
period 2003-09-30
POINTE FINANCIAL CORP
filed 2003-11-04
CIK 917331

Index

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_______________

FORM 10-QSB

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

Or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From _________________ to _________________

Commission file number 0-24433

POINTE FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Florida	65-0451402
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

21845 Powerline Road

Boca Raton, Florida  33433

(Address of principal executive offices)(Zip Code)

(561) 368-6300

(Registrant's telephone number, including area code)

__________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

_______________

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  [X]   NO  [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	2,252,177 shares
(class)	Outstanding at October 23, 2003

Transitional small business disclosure format (check one):

YES  [   ]   NO  [X]

Index

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Index

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2003	December 31, 2002

	(Unaudited)
Assets

Cash and due from banks	$9,382	7,454
Interest-bearing deposits with banks	14,623	28,194

Total cash and cash equivalents	24,005	35,648

Securities available for sale	64,875	63,030
Loans, net of allowance for loan losses of $3,438 and $3,519	244,460	214,840
Loans held for sale	3,111	150
Accrued interest receivable	1,925	1,983
Premises and equipment, net	3,501	3,618
Federal Home Loan Bank stock, at cost	1,500	2,500
Federal Reserve Bank stock, at cost	479	479
Foreclosed real estate	-	117
Branch acquisition intangible asset	3,034	3,216
Deferred income tax asset	842	842
Other assets	1,629	884

Total	$349,361	327,307

Liabilities and Stockholders' Equity

Liabilities:
Noninterest-bearing demand deposits	66,973	45,198
Savings and NOW deposits	30,003	26,530
Money-market deposits	80,461	72,179
Time deposits	79,788	89,594

Total deposits	257,225	233,501

Official checks	1,667	1,919
Other borrowings	23,598	12,963
Federal Home Loan Bank advances	30,000	45,000
Accrued interest payable	423	594
Advance payments by borrowers for taxes and insurance	793	230
Other liabilities	1,108	769

Total liabilities	314,814	294,976

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 5,000,000 shares authorized; 2,549,177 and 2,471,668 shares issued	25	25
Additional paid-in capital	26,619	25,540
Retained earnings	10,249	8,878
Accumulated other comprehensive income	806	940
Treasury stock, at cost (297,000 shares)	(3,000)	(3,000)
Stock incentive plan	(152)	(52)

Total stockholders' equity	34,547	32,331

Total	$349,361	327,307

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

(Dollars in thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

Interest income:
Loans	$4,046	4,273	11,580	12,746
Securities available for sale	538	652	1,948	2,374
Other interest-earning assets	34	117	173	264

Total interest income	4,618	5,042	13,701	15,384

Interest expense:
Deposits	739	1,200	2,493	3,779
Borrowings	447	660	1,401	2,072

Total interest expense	1,186	1,860	3,894	5,851

Net interest income	3,432	3,182	9,807	9,533

(Credit) provision for loan losses	(200)	(126)	(100)	1,161

Net interest income after (credit) provision for loan losses	3,632	3,308	9,907	8,372

Noninterest income:
Service charges on deposit accounts	484	448	1,404	1,230
Loan servicing fees	7	9	20	23
Net realized gains on sale of securities	76	4	332	342
Loan correspondent fees	98	87	280	151
Other	126	144	448	358

Total noninterest income	791	692	2,484	2,104

Noninterest expenses:
Salaries and employee benefits	1,872	1,547	5,143	4,353
Occupancy expense	622	606	1,910	1,784
Advertising and promotion	57	105	212	342
Professional fees	58	73	230	226
Data processing	200	179	629	514
Amortization of intangible asset	61	60	182	185
Other	488	465	1,527	1,461

Total noninterest expenses	3,358	3,035	9,833	8,865

Earnings before income taxes	1,065	965	2,558	1,611

Income taxes	352	320	808	468

Net earnings	$713	645	1,750	1,143

Earnings per share:
Basic	$0.32	.30	0.79	.54

Diluted	$0.31	.30	0.77	.53

Dividends per share	$0.07	.05	0.17	.15

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2003 and 2002

(In thousands)

	Common Stock	Additional Paid-in Capital	Stock Incentive Plan	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity

Balance at December 31, 2001	$23	24,110	(104)	(3,000)	7,535	(17)	28,547

Comprehensive income:
Net earnings (unaudited)	-	-	-	-	1,143	-	1,143
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	-	-	-	-	-	1,046	1,046

Comprehensive income (unaudited)							2,189

Common stock options exercised (unaudited)	1	1,040	-	-	-	-	1,041

Shares committed to participants in stock incentive plan (unaudited)	-	-	15	-	-	-	15

Committed shares cancelled in stock incentive plan (unaudited)	-	(24)	24	-	-	-	-

Cash dividends paid (unaudited)	-	-	-	-	(314)	-	(314)

Balance at September 30, 2002 (unaudited)	$24	25,126	(65)	(3,000)	8,364	1,029	31,478

Balance at December 31, 2002	$25	25,540	(52)	(3,000)	8,878	940	32,331

Comprehensive income:
Net earnings (unaudited)	-	-	-	-	1,750	-	1,750
Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	-	-	-	-	-	(134)	(134)

Comprehensive income (unaudited)							1,616

Shares issued in stock incentive plan (unaudited)	-	165	(165)	-	-	-	-

Shares committed to participants in stock incentive plan (unaudited)	-	-	15	-	-	-	15

Committed shares cancelled in stock incentive plan (unaudited)	-	(50)	50	-	-	-	-

Common stock options exercised (unaudited)	-	964	-	-	-	-	964

Cash dividends paid (unaudited)	-	-	-	-	(379)	-	(379)

Balance at September 30, 2003 (unaudited)	$25	26,619	(152)	(3,000)	10,249	806	34,547

See Accompanying Notes to Condensed Consolidated Financial Statements

Index

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,

	2003	2002
	(Unaudited)

Cash flows from operating activities:
Net earnings	$1,750	1,143
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

(Credit) provision for loan losses	(100)	1,161
Depreciation and amortization	535	522
Net amortization of fees, premiums, discounts and other	67	363
Shares committed to participants in stock incentive plan	15	15
Gain on sale of securities	(332)	(342)
Gain on sale of foreclosed real estate	(12)	-
Origination of loans held for sale	(3,111)	-
Repayment of loans held for sale	150	287
(Increase) decrease in other assets	(502)	378
Decrease (increase) in accrued interest receivable	58	(126)
Decrease in official checks	(252)	(806)
(Decrease) in accrued interest payable	(171)	(231)
Increase (decrease) in other liabilities	339	(9)

Net cash (used in) provided by operating activities	(1,566)	2,355

Cash flows from investing activities:
Purchases of securities available for sale	(70,721)	(85,543)
Proceeds from sale of securities available for sale	9,589	38,013
Principal repayments on securities available for sale	1,041	1,727
Maturities and calls of securities available for sale	58,027	35,100
Proceeds from sale of Federal Home Loan Bank stock	1,000	-
Net increase in loans	(29,071)	(3,303)
Purchase of premises and equipment, net	(418)	(629)
Proceeds from sale of foreclosed real estate	129	-

Net cash used in investing activities	(30,424)	(14,635)

Cash flows from financing activities:
Net increase in deposits	23,724	13,619
Net decrease in borrowings	(4,365)	(16,170)
Increase in advance payments by borrowers for taxes and insurance	563	599
Cash dividends paid on common stock	(379)	(314)
Proceeds from exercise of stock options	804	880

Net cash provided by (used in) financing activities	20,347	(1,386)

Net (decrease) increase in cash and cash equivalents	(11,643)	(13,666)

Cash and cash equivalents at beginning of period	35,648	40,655

Cash and cash equivalents at end of period	$24,005	26,989

(continued)

Index

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, Continued

(In thousands)

	Nine Months Ended September 30,

	2003	2002
	(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,889	6,082

Income taxes	$895	62

Noncash transactions:
Reclassification of loans to foreclosed real estate	$-	250

Reclassification of other assets to foreclosed real estate	$-	41

Accumulated other comprehensive income (loss), net change in unrealized gain on securities available for sale, net of tax	$(134)	1,046

Tax benefit related to exercise of common stock options	$160	161

Activity in stock incentive plan, net	$100	39

See Accompanying Notes to Condensed Consolidated Financial Statements.

Index

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1.  General. In the opinion of the management of Pointe Financial Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003, the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

Pointe Financial Corporation (the "Holding Company") owns 100% of Pointe Bank (the "Bank"), a state-chartered commercial bank, and Pointe Financial Services, Inc. On February 12, 2002, the Bank incorporated an additional subsidiary, Will No-No, Inc., a Florida Corporation, which owns, maintains, and disposes of the Bank's foreclosed assets (collectively, the "Company"). The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its nine banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary and Will No-No, Inc. had no activity during the nine months ended September 30, 2003.

2.  Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Balance at beginning of period	$3,523	3,568	3,519	2,407
(Credit) provision charged to earnings	(200)	(126)	(100)	1,161
Recoveries, net of (charge-offs)	115	29	19	(97)

Balance at end of period	$3,438	3,471	3,438	3,471

The following summarizes the amount of impaired loans (in thousands):

At
	September 30,	December 31,
	2003	2002

Loans identified as impaired:
Gross loans with related allowance for losses recorded	$-	-
Less allowance for losses on these loans	-	-

Net investment in impaired loans	$-	-

(continued)

Index

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

2.  Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Average net investment in impaired loans	$-	-	-	-

Interest income recognized on impaired loans	$-	-	-	-

Interest income received on impaired loans	$-	-	-	-

Nonaccrual and past due loans were as follows (in thousands).

	At September 30,
	2003	2002

Nonaccrual loans	$454	329
Past due ninety days or more, but still accruing	440	36

	$894	365

3.  Earnings Per Share. Earnings per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method. The following table presents the calculations of the weighted-average number of shares for diluted EPS.

	Three Months Ended		Nine Months Ended
	2003	2002	2003	2002

Weighted-average number of common shares outstanding, for basic EPS	2,243,567	2,131,556	2,223,346	2,097,856
Effect of dilutive options	82,363	48,212	61,464	44,765

Weighted-average number of common shares outstanding used to calculate diluted EPS	2,325,930	2,179,768	2,284,810	2,142,621

4.  Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2003 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

		Regulatory Requirement
	Actual

Total capital to risk-weighted assets	12.24%	8.00%
Tier I capital to risk-weighted assets	10.99%	4.00%
Tier I capital to total assets - leverage ratio	7.86%	4.00%

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited), Continued

5.  Stock Award Plans. Certain key employees and directors of the Company have options to purchase shares of the Company's common stock under a nonqualified stock option plan adopted in 1994. In 1998, a new Incentive Compensation and Stock Award Plan was adopted under which both qualified and nonqualified options can be granted and stock can be awarded to directors and employees as compensation. In 2001, the Company's Board of Directors determined that all new options would be granted under the 1998 Plan. A total of 400,000 options or shares can be granted to directors and employees of the Company under this plan. As of September 30, 2003, 24,473 options or shares remain available for grant. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price

Outstanding at December 31, 2001	359,052	$8.62 – 15.38	10.07	3,616

Options granted	113,334	11.95 – 14.75	12.47	1,413
Options exercised	(91,209)	9.00 – 11.25	9.65	(880)
Options forfeited	(28,665)	9.00 – 15.38	11.18	(321)

Outstanding at September 30, 2002	352,512	$8.62 – 15.38	10.86	3,828

Outstanding at December 31, 2002	311,527	8.62 – 15.38	11.02	3,433

Options granted	75,105	15.15 – 22.69	16.00	1,202
Options exercised	(70,884)	8.62 – 16.30	11.34	(804)
Options forfeited	(12,760)	9.00 – 15.15	12.73	(162)

Outstanding at September 30, 2003	302,988	$9.00 – 22.69	12.11	3,669

(continued)

Index

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net earnings, as reported	$713	645	1,750	1,143

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(61)	(23)	(179)	(69)

Pro forma net earnings	$652	622	1,571	1,074

Basic earnings per share:
As reported	$0.32	0.30	0.79	0.54

Pro forma	$0.29	0.29	0.71	0.51

Diluted earnings per share:
As reported	$0.31	0.30	0.77	0.53

Pro forma	$0.28	0.29	0.69	0.50

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30, 2003
	2003	2002

Risk-free interest rate	4.45%	5.0%
Expected dividend yield	2.0%	4.0%
Expected volatility	13.5 – 17.5%	18.3%
Expected life in years	10	5 or 10

Weighted-average grant date fair value of options issued during the period	$2.87	$2.08

Index

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, the Company's independent accountants, have made a limited review of the financial data as of September 30, 2003, and for the three and nine-month periods ended September 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Index

Independent Accountants' Report

Pointe Financial Corporation

Boca Raton, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Pointe Financial Corporation and subsidiaries (the "Company") as of September 30, 2003, the related condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2003 and 2002 and the related condensed consolidated statements of cash flows and changes in stockholders’ equity for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

October 23, 2003

Index

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition

and Results of Operations

Comparison of September 30, 2003 and December 31, 2002

Liquidity and Capital Resources

The Company's primary source of cash during the nine months ended September 30, 2003 was from net deposit inflows of $23.7 million, $10.6 million from sale and repayment of securities available for sale and $59.9 million from maturities and exercised call options by issuers of government securities that were held in the Company's available for sale portfolio. Cash was used primarily for net loan originations of $29.1 million, the repayment of borrowings of $4.4 million and for the purchase of securities available for sale of $71.6 million. At September 30, 2003, the Company had outstanding commitments to originate loans of $37.7 million and time deposits of $59.9 million that mature in one year or less. It is expected that these requirements will be funded from the sources described above. At September 30, 2003, the Bank exceeded its regulatory liquidity requirements.

The following table shows selected rates for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002	Nine Months Ended September 30, 2002

Average equity as a percentage of average assets	10.16%	9.23%	9.15%

Equity to total assets at end of period	9.89%	9.88%	9.45%

Return on average assets (1)	.71%	.54%	.47%

Return on average equity (1)	7.01%	5.86%	5.15%

Noninterest expense to average assets (1)	4.00%	3.72%	3.65%

Nonperforming loans and foreclosed real estate to total assets at end of period	.13%	.10%	.19%

_________

(1)

Annualized for the nine months ended September 30, 2003 and 2002.

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

Index

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

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at September 30, 2003, follows (in thousands):

Contract Amount

Commitments to extend credit	$5,403

Unused lines of credit	$37,700

Standby letters of credit	$2,043

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in the next twelve months.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at September 30, 2003. See note 4 to the condensed consolidated financial statements.

Management is not aware of any trends, known demands, commitments or uncertainties which are expected to have a material impact on future operating results, liquidity or capital resources.

Index

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

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in Thousands)

Interest-earning assets:
Loans	$243,060	4,046	6.66%	$230,268	4,273	7.42%
Securities (1)	62,060	538	3.77	58,203	652	4.66
Other interest-earning assets (2)	8,227	34	1.65	20,317	117	2.30

Total interest-earning assets (1)	313,347	4,618	5.96	308,788	5,042	6.57

Noninterest-earning assets (3)	18,681			16,661

Total assets	$332,028			$325,449

Interest-bearing liabilities:
Savings and NOW deposits	28,222	38.54		22,958	43.75
Money-market deposits	78,686	196	1.00	65,436	314	1.92
Time deposits	80,969	505	2.49	98,162	843	3.44
Borrowings (4)	46,612	447	3.84	58,876	660	4.48

Total interest-bearing liabilities	234,489	1,186	2.02	245,432	1,860	3.03

Demand deposits	59,704			45,091
Noninterest-bearing liabilities	4,121			4,258
Stockholders' equity	33,714			30,668

Total liabilities and stockholders' equity	$332,208			$325,449

Net interest income		$3,432			$3,182

Interest-rate spread (5)			3.94%			3.54%

Net interest margin (6)			4.38%			4.12%

Ratio of average interest-earning assets to
average interest-bearing liabilities	1.34			1.26

_________

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

Index

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

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in Thousands)

Interest-earning assets:
Loans	$228,332	11,580	6.76%	$227,953	12,746	7.46%
Securities (1)	67,765	1,948	4.10	64,918	2,374	5.04
Other interest-earning assets (2)	13,883	173	1.66	13,347	264	2.64

Total interest-earning assets (1)	309,980	13,701	5.95	306,218	15,384	6.73

Noninterest-earning assets (3)	17,638			17,452

Total assets	$327,618			$323,670

Interest-bearing liabilities:
Savings and NOW deposits	26,629	120.60		21,445	117.73
Money-market deposits	77,558	650	1.12	62,052	898	1.93
Time deposits	83,724	1,723	2.74	99,252	2,764	3.71
Borrowings (4)	46,111	1,401	4.05	63,497	2,072	4.35

Total interest-bearing liabilities	234,022	3,894	2.22	246,246	5,851	3.17

Demand deposits	56,193			43,478
Noninterest-bearing liabilities	4,112			4,334
Stockholders' equity	33,291			29,612

Total liabilities and stockholders' equity	$327,618			$323,670

Net interest income		$9,807			$9,533

Interest-rate spread (5)			3.73%			3.56%

Net interest margin (6)			4.22%			4.15%

Ratio of average interest-earning assets to
average interest-bearing liabilities	1.32			1.24

_________

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

Index

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Comparison of the Three Months Ended September 30, 2003 and 2002

General. Net earnings for the three months ended September 30, 2003 were $713,000 or $.32 basic and $.31 diluted earnings per share compared to net earnings of $645,000 or $.30 basic and diluted earnings per share for the three months ended September 30, 2002. The increase in the Company's net earnings was primarily due to a decrease in interest expense on deposits and borrowings, credit for loan losses, partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income decreased by $424,000, or 8.4%, from $5.0 million for the three months ended September 30, 2002 to $4.6 million for the three months ended September 30, 2003. Interest income on loans decreased $227,000 due to a decrease in the average yield earned from 7.42% in 2002 to 6.66% in 2003 partially offset by an increase in the average loan portfolio balance from $230.3 million for the three months ended September 30, 2002 to $243.1 million for the comparable period in 2003. Interest on securities decreased $114,000 due a decrease in the weighted-average yield to 3.77% from 4.66% in the 2002 period, partially offset by an increase in the average securities portfolio balance from $58.2 million in 2002 to $62.1 million in 2003.

Interest expense on deposits decreased to $739,000 for the three months ended September 30, 2003 from $1.20 million for the three months ended September 30, 2002. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 2.57% in 2002 to 1.57% in 2003, partially offset by an increase in the average balance from $186.6 million in 2002 to $187.9 million in 2003.

Interest expense on borrowings decreased $213,000 to $447,000 for the three months ended September 30, 2003 from $660,000 for the three months ended September 30, 2002. Interest expense on borrowings decreased due to a decrease in the average balance of borrowings outstanding from $58.9 million in 2002 to $46.6 million in 2003 and a decrease in the weighted-average rate paid for the three months ended September 30, 2003 to 3.84% compared to 4.48% for the same period in 2002.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a credit to the allowance of $200,000 for the three months ended September 30, 2003. Management believes the balance in the allowance for loan losses of $3.4 million at September 30, 2003 is adequate.

Noninterest Income. Noninterest income increased $99,000 primarily due to an increase in realized gains of the sale of securities of $72,000, service charges on deposit accounts of $36,000 and loan correspondent fees of $11,000 for the three months ended September 30, 2003 compared to the same period in 2002.

Noninterest Expenses. Noninterest expenses increased $323,000 for the three months ended September 30, 2003 compared to the same period in 2002, primarily due to increases in salaries and employee benefits of $325,000 which relate to the Company's overall expansion.

Income Taxes. Income taxes for the three months ended September 30, 2003 were $352,000 (an effective rate of 33.1%) compared to $320,000 (an effective rate of 33.2%) for the comparable 2002 period.

Index

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Comparison of the Nine Months Ended September 30, 2003 and 2002

General. Net earnings for the nine months ended September 30, 2003 were $1.75 million or $.79 basic and $.77 diluted earnings per share compared to net earnings of $1.14 million or $.54 basic and $.53 diluted earnings per share for the nine months ended September 30, 2002. The increase in the Company's net earnings was primarily due to a decrease in the provision for loan losses and an increase in noninterest income, both were partially offset by an increase in noninterest expenses.

Interest Income and Expense. Interest income decreased by $1.7 million, or 10.9%, from $15.4 million for the nine months ended September 30, 2002 to $13.7 million for the nine months ended September 30, 2003. Interest income on loans decreased $1.2 million due to a decrease in the average yield earned from 7.46% in 2002 to 6.76% in 2003. Interest on securities decreased $426,000 due to a decrease in the weighted-average yield to 4.10% from 5.04% in the 2002 period, partially offset by an increase in the average securities portfolio balance from $64.9 million in 2002 to $67.8 million in 2003.

Interest expense on deposits decreased to $2.5 million for the nine months ended September 30, 2003 from $3.8 million for the nine months ended September 30, 2002. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 2.76% in 2002 to 1.77% in 2003, partially offset by an increase in the average balance from $182.7 million in 2002 to $187.9 million in 2003.

Interest expense on borrowings decreased $671,000 to $1.4 million for the nine months ended September 30, 2003 from $2.1 million for the nine months ended September 30, 2002. Interest expense on borrowings decreased due to a decrease in the average balance of borrowings outstanding from $63.5 million in 2002 to $46.1 million in 2003, as well as a decrease in the weighted-average rate paid for the nine months ended September 30, 2003 to 4.05% compared to 4.35% for the same period in 2002.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a credit to the provision of $100,000 for the nine months ended September 30, 2003 compared to a provision of $1.2 million for the comparable period in 2002. Management believes the balance in the allowance for loan losses of $3.4 million at September 30, 2003 is adequate.

Noninterest Income. Noninterest income increased $380,000 primarily due to an increase in service charges on deposit accounts of $174,000, loan correspondent fees of $129,000 and other income of $90,000, partially offset by a decrease in realized gains of the sale of securities of $10,000.

Noninterest Expenses. Noninterest expenses increased $968,000 for the nine months ended September 30, 2003 compared to the same period in 2002, primarily due to increases in salaries and employee benefits of $790,000 primarily due to an accrual of incentive bonuses and an increase in occupancy expense of $126,000 relating to the Company's overall growth.

Income Taxes. Income taxes for the nine months ended September 30, 2003 was $808,000 (an effective rate of 31.6%) compared to income taxes of $468,000 (an effective rate of 29.1%) for the comparable 2002 period.

Index

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

Index

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

Index

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

21.1

Subsidiaries of the Registrant (included in the Audited Consolidated Financial Statements in the 2002 Form 10-K).

31.1

CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

31.2

CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

32.1

CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002

32.2

CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002

_________

*

Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

**

Exhibits 10.1, 10.2 and 10.12 are compensatory plans or arrangements.

***

Contracts with Management.

(b)

Reports on Form 8-K

During the fourth quarter, the Company filed a report on Form 8-K dated October 15, 2003 reporting the press release covering the results for third quarter of 2003.

Index

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POINTE FINANCIAL CORPORATION
(Registrant)

Dated: November 4, 2003	By: /s/ R. CARL PALMER, JR.
R. Carl Palmer, Jr., Chairman of the Board, President and Chief Executive Officer

Dated: November 4, 2003	By: /s/ BRADLEY R. MEREDITH
Bradley R. Meredith, Senior Vice President and Chief Financial Officer

Index

EXHIBIT INDEX

31.1

CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

31.2

CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

32.1

CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002

32.2

CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002