Form 10-K
period 2003-12-31
POINTE FINANCIAL CORP
filed 2004-03-16
CIK 917331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number 0-24433

POINTE FINANCIAL CORPORATION

(Exact name of Registrant as specified in its charter)

Florida	65-0451402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

21845 Powerline Road, Boca Raton, Florida 33433

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code:  (561) 368-6300

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes   ☐    No   ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average bid and asked prices as quoted on the NASDAQ Stock Market on June 30, 2003, the last business day of the most recently completed second fiscal quarter, was $32,439,220*.

The Registrant had 2,258,688 shares of Common Stock outstanding on February 26, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(2) and Rule G(3) of the General Instructions for Form 10-K.  Information from such Definitive Proxy Statement will be incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12 and 13 hereof.

* Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.

PART I

Item 1.

Description of Business

Introduction

Pointe Financial Corporation, a Florida corporation, (“Pointe” or the “Company”) is a bank holding company headquartered in Boca Raton. Pointe’s principal business consists of operating its commercial bank subsidiary, Pointe Bank, a Florida state chartered commercial bank (the “Bank”). At December 31, 2003, the Company has total assets of $348.7 million and stockholders equity of $34.9 million.

As a bank holding company registered under the Bank Holding Company Act (the “BHCA”), the Company is subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the “FRB”). The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries.

As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Florida Department of Financial Services, Office of Financial Regulation (“Florida OFR”), the FRB and the Federal Deposit Insurance Corporation (“FDIC”). The Bank files reports with Florida OFR and FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations and inspections are performed by the Florida OFR and the FRB to monitor the Bank’s compliance with the various regulatory requirements.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any depository institution subsidiary of the bank holding company.

The BHCA has been substantially amended by the Gramm-Leach-Bliley Financial Modernization Act of 1999 (the “Modernization Act”). The portion of the Modernization Act affecting the powers of the Company became effective March 13, 2000. Prior to the Modernization Act, the BHCA prohibited a bank holding company, with certain limited exceptions, from:

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

The Company filed a declaration with the Federal Reserve Bank to become a financial holding company under the Modernization Act. The FRB advised the Company that its election to become a financial holding company was effective on March 13, 2000. The Company elected to relinquish the financial holding company status early in 2002. The Company believes that the relinquishment of this status does not have any effect on its business plan.

Business

The Company was incorporated under the laws of the State of Florida on September 29, 1993 for the dual purpose of serving as a holding company for Pointe Federal Savings Bank, a federally chartered thrift (the “Thrift”), and to facilitate the acquisition of the Bank, then known as Flamingo Bank, in mid-1994. Both the Bank and the Thrift were established in the mid-1980’s. The Thrift, headquartered in Boca Raton, had been a mortgage banking thrift highly focused on residential mortgage lending. The Bank had focused on small business commercial lending, with emphasis on originating Small Business Administration (“SBA”) guaranteed loans. After the acquisition of the Bank in mid-1994, the Company had been both a bank holding company (subject to regulation by the FRB) and a thrift holding company (subject to regulation by the Office of Thrift Supervision (the “OTS”)). This was a very complex regulatory environment for the Company. The Company streamlined its operations through the merger in April 1997 of the Thrift into the Bank. As a result of the merger of the Thrift into the Bank, the Company is no longer subject to regulation by the OTS. The merger thus allowed the Company to alleviate some of its regulatory burdens without negatively impacting its ability to service its customers.

On June 12, 1998, the Company completed an initial public offering issuing 869,565 shares of its common stock. The proceeds totaled $12.1 million of which $6.0 million was invested in the Bank; the remainder was retained by the Company for general corporate purposes. Following its business plan to build its network of banking center locations into communities that are consistent with the Bank’s focus on small businesses, professionals and individuals, in 1999 the Bank opened two branches in Palm Beach County. In 2001, the Bank opened one de novo branch in Broward County and acquired four branches in Miami-Dade County from Republic Bancshares, Inc. of St. Petersburg, Florida. During the year ending December 31, 2002, the Company entered into a lease agreement for a de novo branch office in Miami-Dade County’s South Beach. The office was opened for business during the last quarter of the year.

During 2003, the Company closed two unprofitable banking offices located in Doral and West Boca Raton.  The Doral office was a lease obligation acquired in the Republic Bancshares acquisition. The customers’ accounts of the Doral office were transferred to the Bank’s Airpark facility during the second quarter of 2003. The customers’ accounts of the West Boca Raton office located on State Road 7 were transferred to the Bank’s main office. The vacated West Boca Raton office was under contract for sale at December 31, 2003.  The Company does not believe that the closure of these offices will have a negative impact on its business.

The Company’s principal business, conducted through the Bank, is making commercial, consumer and real estate loans. Attracting deposits from the general public, along with utilizing Federal Home Loan Bank (“FHLB”) advances and other borrowings, are the primary sources of funds used to make these loans, and to a lesser extent, purchase security investments. The Bank conducts business through its nine full service facilities located in Palm Beach, Broward and Miami-Dade counties. The Company derives revenues principally from interest income earned on loans and securities, fee income associated with loans serviced and originated, service charges on depository accounts and the sale of assets designated as available for sale.

Investment Banking Joint Venture

In July, 2000, the Company formed Pointe Capital, LLC (“Pointe Capital”) an investment banking joint venture with First Integrated Capital. Pointe Capital offered investment banking services to customers who are overlooked by larger investment banking firms.  In 2001, Pointe Capital became a broker-dealer registered with the Securities and Exchange Commission and is a member of the National Association of Securities Dealers. During the years ended December 31, 2003, 2002 and 2001, the Company recognized losses of $92,000, $171,000 and $149,000, respectively. In 2003, the Board of Directors of Pointe Capital decided to exit the investment banking service business. It is expected that Pointe Capital will cease operating during the early part of 2004.

Market Area and Competition

The financial services industry in which the Company operates is highly competitive. The Bank competes with national and state banks, savings and loan associations and credit unions for loans and deposits. In addition, the Bank competes with other providers of financial services, from both inside and outside Florida, including finance companies, institutional buyers of commercial paper, money market funds, brokerage firms, investment companies, insurance companies, insurance agencies and governmental agencies. These competitors are actively engaged in marketing various types of loans, commercial paper, short-term obligations, investments, insurance and other products and services. The Company anticipates that the intensity of competition among financial institutions will increase due to the provisions in the Modernization Act. The Modernization Act permits banks, securities firms, and insurance companies to affiliate which could then serve their customers’ varied financial needs through a single corporate structure.

The consolidation of the financial services industry has continued to create opportunities and challenges for the Company. Mergers among institutions have disrupted many customer relationships and created opportunities for the Bank to acquire new customers. The Bank’s objective is to compete for deposits and loans by offering the customers a higher level of personal service, together with a wide range of products offered at competitive rates. Management continues to evaluate market needs and products to meet those needs, which would also allow Pointe to control the growth of its assets and liabilities.

Employees

As of December 31, 2003, the Company had 116 employees of which 113 were full-time and 3 part-time. The Company’s employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be good. The Company provides employees with benefits customary in the banking industry, which include major medical insurance, group term life insurance, dental insurance, long-term disability insurance, a 401(k) plan, and vacation and sick leave.

Forward-Looking Statements

When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the word or phrases “will likely result”, “expect”, “will continue”, “anticipate”, “estimate”, “project”, “believe” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including general economic factors and conditions, changes in levels of market interest rates, credit risks of lending activities, competitive and regulatory factors, and expansion strategies could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 2.

Properties

The Bank conducts its business through its main office and eight branch offices. The following table sets forth certain information regarding the Bank’s office properties:

Location	Date Acquired/ Leased December 31, 2003	Lease Expiration and Renewal Terms	Book Value of Land and Building at December 31, 2003	Book Value Of Leasehold Improvements and Furniture Fixtures and Equipment at December 31, 2003	Square Footage
			(Dollars in thousands)	(Dollars in thousands)

Main Office (1)
21845 Powerline Road		08/31/2012
Boca Raton, Florida 33433	2002	2 - 5 year period	$ —	$625	18,929

Pembroke Pines (1)
One S.W. 129th Avenue		02/28/2006
Pembroke Pines, Florida 33027	1994	—	—	81	4,659

Aventura (1)
20495 Biscayne Boulevard		09/30/2008
Aventura, Florida 33180	2001	3-10 year period	—	59	3,200

Boca Raton (2)
19645 State Road 7
Boca Raton, Florida 33498	1998	—	504	40	3,200

Ocean Ridge (1)
5112 N. Ocean Boulevard		05/31/2004
Ocean Ridge, Florida 33435	1999	1 - 5 year period	—	51	2,500

Coral Springs
4697 North State Road 7
Coral Springs, Florida 33067	1999	—	1,254	132	3,000

Coral Gables (1)
2222 Ponce de Leon Boulevard		05/07/2008
Coral Gables, Florida 33134	2001	2-5 year period	—	128	11,801

South Miami (1)
8211 South Dixie Highway		02/28/2005
Miami, Florida 33143	2001	—	—	32	1,946

Airpark (1)
720 N.W. 57th Avenue		10/29/2009
Miami, Florida 33126	2001	1-10 year period	—	141	3,250

South Beach (1)
500 South Pointe Drive		12/31/2012
Miami Beach, Florida 33139	2002	1-5 year period	—	435	2,402

———————

(1)

Leased branch office.

(2)

On June 30, 2003, the Company closed this facility and transferred all of the accounts to its Main Office. The closed office was sold to Union Planters Bank in February 2004. The Company will realize a gain on the transaction of $320,000 on a pre-tax basis, which is expected to add approximately $.10 of earnings per share to the first quarter results for 2004.

The Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 2003, such equipment had a net book value of $372,000, included above.

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

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2003, through the solicitation of proxies or otherwise.

[Balance of page intentionally left blank]

PART II

Item 5.

Market For Registrant’s Common Equity And Related Stockholder Matters

Market Price and Dividends

(a)

The common stock of the Company, par value $.01 per share, has been traded on the Nasdaq National Market System under the symbol “PNTE” since June 12, 1998. Prior to June 12, 1998 there was no established public trading market for the Company’s common stock. The following table sets forth the high and low bids for the common stock for the periods indicated as reported by Nasdaq.

	Year Ended
	December 31, 2003		December 31, 2002
	High	Low	High	Low

Quarter ended March 31	$15.91	$14.25	$14.300	$11.350
Quarter ended June 30	20.08	15.15	16.250	13.700
Quarter ended September 30	23.50	19.00	15.100	12.750
Quarter ended December 31	25.00	22.68	14.300	12.110

Currently the Company has eleven market makers in its common stock:

Advest, Inc.

Archipelago Exchange (The)

Knight Equity Markets, L.P.

THE BRUT ECN, LLC

Keefe, Bruyette & Woods, Inc.

Alternative Display Facility

Goldman Sachs & Co.

McConnell Budd & Downes

National Stock Exchange

Ryan Beck & Co., Inc.

William R. Hough & Co.

As of December 31, 2003, there were 2,252,028 common shares issued and outstanding held by approximately 128 shareholders of record and 419 beneficial shareholders, not including persons or entities where stock is held in nominee or “street” name through various brokerage firms or banks.

The following table sets forth cash dividends paid during the years ended 2003 and 2002.

2003		2002
Quarter Ended	Dividend	Quarter Ended	Dividend

March 31	$.05	March 31	$.05
June 30	$.05	June 30	$.05
September 30	$.07	September 30	$.05
December 31	$.07	December 31	$.05

Future payments of dividends are subject to determination and declaration by the Board of Directors. See Note 17 to the Audited Consolidated Financial Statements for discussion of restrictions on dividend payments.

Information regarding the Company’s securities authorized for issuance under the Company’s equity compensation plans is set forth below under Item 12.

Item 6.

Selected Financial Data

SELECTED FINANCIAL DATA

(Dollars in thousands, except per share amounts)

	At December 31,
	2003	2002	2001	2000	1999

Cash and cash equivalents	$12,943	35,648	40,655	7,616	6,909
Securities	71,738	66,009	57,612	56,631	48,389
Loans	250,331	214,840	223,379	173,129	150,852
Loans held for sale	3,084	150	446	719	2,696
All other assets	10,618	10,660	11,303	6,413	4,810

Total assets	$348,714	327,307	333,395	244,508	213,656

Deposits	$263,866	233,501	225,825	161,136	146,176
Other borrowings	45,925	57,963	75,094	53,067	40,454
All other liabilities	4,006	3,512	3,929	3,575	2,443
Stockholders’ equity	34,917	32,331	28,547	26,730	24,583

Total liabilities and stockholders’ equity	$348,714	327,307	333,395	244,508	213,656

	Year Ended December 31,
	2003	2002	2001	2000	1999

Total interest income	$18,444	20,230	21,707	18,545	15,044
Total interest expense	5,039	7,583	10,453	9,305	6,904

Net interest income	13,405	12,647	11,254	9,240	8,140
(Credit) provision for loan losses	(100)	811	1,296	685	610

Net interest income after (credit) provision for loan losses	13,505	11,836	9,958	8,555	7,530
Noninterest income	3,243	2,883	2,714	1,092	1,131
Noninterest expense	13,077	12,126	10,190	7,185	6,720

Earnings before income taxes and extraordinary item	3,671	2,593	2,482	2,462	1,941
Income taxes	1,178	829	814	821	718
Extraordinary item (1)	—	—	—	78	—

Net earnings	$2,493	1,764	1,668	1,719	1,223

Earnings per common share - basic (2)	$1.12	.84	.82	.85	.56

Earnings per common share - diluted (2)	$1.08	.82	.81	.85	.56

SELECTED FINANCIAL DATA, continued

(Dollars in thousands, except per share amounts)

	At or For The Year Ended December 31,
	2003	2002	2001	2000	1999

For the Period:
Return on average assets	.75%	.54%	.55%	.73%	.60%
Return on average equity	7.42%	5.86%	6.02%	6.84%	4.67%
Average equity to average assets	10.07%	9.23%	9.20%	10.73%	12.95%
Interest rate spread during the period (3)	3.78%	3.53%	3.18%	3.15%	3.30%
Net interest margin	4.25%	4.09%	3.96%	4.14%	4.22%
Noninterest income to average assets	.97%	.88%	.90%	.47%	.56%
Noninterest expense to average assets	3.92%	3.72%	3.38%	3.07%	3.32%
Efficiency ratio	80.66%	78.08%	77.77%	69.55%	72.78%

At the End of the Period:
Ratio of average interest-earning assets to
average interest-bearing liabilities	1.33	1.25	1.22	1.24	1.26
Nonperforming loans and foreclosed real
estate as a percentage of total assets	.21%	.10%	.31%	.63%	.83%
Allowance for loan losses as a percentage
of total loans	1.35%	1.61%	1.06%	1.02%	.87%
Allowance for loan losses as a percentage
of nonperforming loans	472.02%	1,652.11%	234.37%	117.43%	87.45%
Total number of offices	10	11	10	5	5
Full-service banking offices	9	11	10	5	5
Total shares outstanding at
end of period	2,252,028	2,174,668	2,048,295	2,022,227	2,013,018
Book value per share	$15.50	14.87	13.94	13.22	12.21
Tangible Book Value Per Share (4)	$14.18	13.39	12.25	—	—

———————

(1)

In 2000, the Company sold $5.0 million of a FHLB advance recording a pre-tax gain of $125,000. The gain is reported as an extraordinary item; gain on extinguishment of debt, net of tax of $47,000.

(2)  Basic earnings per share (EPS) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding.  Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method.

(3)

Difference between weighted-average yield on all interest-earning assets and weighted-average rate on all interest-bearing liabilities.

(4)

Intangible asset is a result of acquired branches in April 2001.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

Management believes the allowance for loan losses policy is a critical accounting policy that required the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and, therefore, regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of future losses. The use of different estimates or assumptions could produce different provisions for loan losses. The allowance for loan losses is also discussed as part of “Credit Risk” and in Note 3 to the consolidated financial statements. The significant accounting policies are discussed in Note 1 to the consolidated financial statements.

General

Pointe Financial Corporation owns 100% of the outstanding stock of Pointe Bank. The Bank is a Florida State chartered commercial bank. The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its nine banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. On February 12, 2002, the Bank formed a subsidiary, Will No-No, Inc., a Florida corporation, for the purpose of owning, maintaining and disposing of the Bank’s foreclosed assets. Will No-No, Inc. had no activity during the year ended December 31, 2003. The Company owns an inactive subsidiary, Pointe Financial Services and is a 50% owner of Pointe Capital, an investment banking joint venture that the Company expects to cease operating in the early part of 2004.

On June 12, 1998, the Company consummated an initial public offering (the “Offering”) of 869,565 shares of common stock, par value $.01 per share. The shares were sold at an offering price of $15.375 per share. Keefe, Bruyette & Woods, Inc. and McGinn, Smith & Co. acted as the representatives of the underwriters of the Offering. The net proceeds of the Offering totaled $12.1 million of which $6.0 million was invested in the Bank. The remaining proceeds retained by the Company will continue to fund branch expansion and support growth in the loan and security portfolio.

At December 31, 2003, the Company had total consolidated assets of $348.7 million, an increase of $21.4 million or 6.5% over total assets of $327.3 million at December 31, 2002. Total loans outstanding were $253.4 million at December 31, 2003 compared to $215.0 million at the end of 2002, $38.4 million or a 17.9% increase.  The Company realized $137.9 million in loan originations to the loan portfolio during 2003 compared to $102.8 million during 2002. During 2003, the Company received principal reductions in the loan portfolio exceeding $101.9 million compared to the $110.2 million during 2002. The Bank’s deposits increased to $263.9 million as of December 31, 2003 from $233.5 million as of December 31, 2002, a 13.0% increase. At December 31, 2003, the Company’s noninterest bearing demand accounts were $71.3 million, increasing by more than $26.1 million or 57.8%.  At December 31, 2003, the Company’s time deposits were $75.5 million which represents a decrease of $14.0 million or 15.7% from December 31, 2002.  The Company continues to focus on relationship banking and is becoming less dependent on time deposits as a funding source. The Company’s borrowings, FHLB Advances and Repurchase Sweep Accounts ended December 31, 2003 at $45.9 million, compared to $57.9 million at the end of 2002, reflecting a $12.0 million or 20.7% decrease.  During the first quarter of 2003, the Company had a $15.0 million FHLB advance mature which was repaid with lower costing funds. The Company’s net earnings for the year ended December 31, 2003 of $2.5 million compared to $1.8 million, an increase of $729,000 or 41.3% over the year ended December 31, 2002. Net interest income was $13.4 million in 2003 compared to $12.6 million during 2002, a $758,000 increase, or 6.0%. The Company’s net interest income to average interest earning assets ending December 31, 2003 increased to 4.25%, compared to 4.09% in 2002. The net interest spread (the difference between the weighted-average yield on interest earning assets less the weighted-average cost paid on interest-bearing liabilities) ending December 31, 2003 increased to 3.78%, compared to 3.53% in 2002. The improvements of net interest income, margin and spread result from the continuing shifting of deposit balances from time deposits to less costly interest bearing transaction accounts and noninterest-bearing demand deposits.

Credit Risk

The Bank’s primary business is making commercial, business, consumer and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of the Bank. While management has instituted underwriting guidelines and credit review procedures in an effort to minimize avoidable credit losses, some losses will inevitably occur.

The following table sets forth certain information regarding nonaccrual loans and foreclosed real estate, including the ratio of such loans and foreclosed real estate to total assets as of the dates indicated, and certain other related information.

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Nonaccrual loans:
Residential real estate	$66	71	408	74	294
Commercial real estate	—	—	250	432	—
Commercial	645	120	348	988	1,228
Consumer and other	18	22	21	32	—

Total nonaccrual loans	$729	213	1,027	1,526	1,522

Total nonperforming assets	729	213	1,027	1,526	1,522

Total nonperforming assets to total loans	.29%	.10%	.46%	.88%	1.00%

Foreclosed real estate-
Real estate acquired by foreclosure or deed
in lieu of foreclosure	—	117	—	18	257

Total nonperforming loans and foreclosed
real estate	$729	330	1,027	1,544	1,779

Total nonperforming and foreclosed real estate
to total assets	.21%	.10%	.31%	.63%	.83%

Interest income that would have been recorded under the original terms of nonaccrual loans and the interest income actually recognized are summarized below:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Interest income that would have been recognized	$37	8	64	158	169
Interest income recognized	22	8	34	109	42
Interest income foregone	$15	0	30	49	127

The following table sets forth information with respect to activity in the Bank’s allowance for loan losses during the years indicated:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Average loans outstanding	$233,521	226,446	213,630	163,247	143,882

Allowance at beginning of year	3,519	2,407	1,792	1,331	1,078

Charge-offs:
Residential real estate	—	(16)	—	—	—
Commercial	(122)	(316)	(1,107)	(184)	(335)
Consumer and other	(52)	(93)	(43)	(55)	(26)

Total loans charged-off	(174)	(425)	(1,150)	(239)	(361)

Recoveries	196	726	4	15	4

Net recoveries (charge-offs)	22	301	(1,146)	(224)	(357)

Provision (credit) for loan losses	(100)	811	1,296	685	610

Allowance on loans received in acquisition of
branches	—	—	465	—	—

Allowance at end of year	$3,441	3,519	2,407	1,792	1,331

Net (recoveries) charge-offs to
average loans outstanding	(.01)%	(.13)%	.54%	.14%	.25%

Allowance as a percent of total loans	1.35%	1.61%	1.06%	1.02%	.87%

Allowance as a percentage of
nonperforming loans	472.02%	1,652.11%	234.37%	117.43%	87.45%

Total loans at end of year	254,226	218,784	226,267	175,131	152,349

The Company’s non-performing loans were $729,000 December 31, 2003, compared to $213,000 at the end of 2002. The ratio of nonperforming loans to total loans outstanding at .29% and nonperforming loans to total assets at .21% are considered to be low in the industry. Although no assurances can be given, management believes that nonperforming loans will remain relatively stable in the near term.  The allowance at December 31, 2003 was $3.4 million, which represents 1.35% of total loans outstanding and 472.0% of nonperforming loans. At December 31, 2002, the allowance was $3.5 million, or 1.61% outstanding and 1,652.1% of nonperforming loans. The Company recorded a credit to the provision for loan losses of $100,000 for the year ended December 31, 2003 compared to a provision of $811,000 for the year ending December 31, 2002. During the year ending December 31, 2003, the Company realized continued recoveries from commercial and commercial real estate loans charged-off in previous reporting periods. The Company has historically had strong asset quality as evidenced by the fact that the percentage of net charge-offs to average loans outstanding over the last five years was .16%. Management believes that the allowance for loan losses of $3.4 million was adequate at December 31, 2003.

The following table presents information regarding the Bank’s total allowance for loan losses as well as the allocation of such amounts to the various categories of loans:

	At December 31,
	2003		2002		2001		2000		1999
	Amount Of Allowance	% of Loans To Total Loans	Amount of Allowance	% of Loans To Total Loans	Amount of Allowance	% of Loans To Total Loans	Amount of Allowance	% of Loans To Total Loans	Amount of Allowance	% of Loans To Total Loans
	(Dollars in thousands)

Commercial loans	$1,916	26.10%	$2,283	26.09%	$1,184	26.52%	$1,122	23.59%	$791	22.35%
Commercial real
estate loans	1,120	32.57%	954	24.90%	904	25.95%	367	16.96%	295	16.84%
Residential real
estate loans	78	29.81%	96	35.80%	102	37.05%	142	50.62%	100	53.05%
Consumer and other
loans	327	11.52%	186	13.21%	217	10.48%	161	8.83%	145	7.76%
Total allowance
for loan losses	$3,441	100.00%	$3,519	100.00%	$2,407	100.00%	$1,792	100.00%	$1,331	100.00%

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management regularly reviews its loan portfolio and charge-off experience to maintain the allowance at a level management feels is adequate. The most dominant category of loans at the end of 2003, commercial and commercial real estate loans, comprise 58.67% of the portfolio compared to 50.99% in 2002. At the end of 2003, residential real estate loans consist of 29.81% of the portfolio compared to 35.80% at the end of 2002. Consumer loans at the end of 2003 were 11.52% of the loan portfolio compared to the 13.21% at the end of 2002.

Results of Operations

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“the interest-rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, the Company’s net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of its noninterest income, and its noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

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

	Year Ended December 31,
	2003			2002			2001
	Average Balance	Interest And Dividends	Average Yield/ Rate	Average Balance	Interest And Dividends	Average Yield/ Rate	Average Balance	Interest And Dividends	Average Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$233,521	15,588	6.68%	$226,446	16,735	7.39%	$213,630	17,934	8.39%
Securities (1)	69,582	2,648	4.07	65,486	3,107	4.92	59,244	3,270	5.66
Other interest-earning
assets (2)	12,314	208	1.69	17,002	388	2.28	11,060	503	4.55
Total interest-earning
assets	315,417	18,444	5.91	308,934	20,230	6.59	283,934	21,707	7.67
Noninterest-earning
assets (3)	18,219			16,868			17,521
Total assets	$333,636			$325,802			$301,455
Interest-bearing liabilities:
Savings and NOW deposits	$27,616	156	0.56	$22,174	158.71		$15,541	161	1.04
Money-market deposits	79,711	853	1.07	64,408	1,174	1.82	48,757	1,546	3.17
Time deposits	82,100	2,176	2.65	98,343	3,543	3.60	105,050	5,484	5.22
Borrowings	47,628	1,854	3.89	62,496	2,708	4.33	63,665	3,262	5.12
Total interest-bearing
liabilities	237,055	5,039	2.13	247,421	7,583	3.06	233,013	10,453	4.49
Demand deposits	58,681			44,443			36,185
Noninterest-bearing liabilities	4,292			3,851			4,536
Stockholders’ equity	33,608			30,087			27,721
Total liabilities and
stockholders’
equity	$333,636			$325,802			$301,455

Net interest income		$13,405			$12,647			$11,254

Interest-rate spread (4)			3.78%			3.53%			3.18%

Net interest margin (5)			4.25%			4.09%			3.96%
Ratio of average interest-
earning assets to
average interest-
bearing liabilities	1.33			1.25			1.22

—————————

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

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense of the Company for the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (change in rate multiplied by prior volume), (ii) changes in volume (change in volume multiplied by prior rate) and (iii) changes in rate-volume (change in rate multiplied by change in volume).

	Year Ended December 31, 2003 vs. 2002
	Increase (Decrease) Due To
	Rate	Volume	Rate/ Volume	Total
	(In Thousands)
Interest-earning assets:
Loans	$(1,608)	523	(62)	(1,147)
Securities	(556)	202	(105)	(459)
Other interest-earning assets	(100)	(107)	27	(180)

Total	(2,264)	618	(140)	(1,786)

Interest-bearing liabilities:
Savings and NOW deposits	(33)	39	(8)	(2)
Money-market deposits	(483)	279	(117)	(321)
Time deposits	(934)	(585)	152	(1,367)
Borrowings	(275)	(644)	65	(854)

Total	(1,725)	(911)	92	(2,544)

Net change in net interest income	$(539)	1,529	(232)	758

	Year Ended December 31, 2003 vs. 2002
	Increase (Decrease) Due To
	Rate	Volume	Rate/ Volume	Total
	(In Thousands)
Interest-earning assets:
Loans	$(2,136)	1,075	(138)	(1,199)
Securities	(438)	353	(78)	(163)
Other interest-earning assets	(251)	270	(134)	(115)

Total	(2,825)	1,698	(350)	(1,477)

Interest-bearing liabilities:
Savings and NOW deposits	(51)	69	(21)	(3)
Money-market deposits	(658)	496	(210)	(372)
Time deposits	(1,702)	(350)	111	(1,941)
Borrowings	(503)	(60)	9	(554)

Total	(2,914)	155	(111)	(2,870)

Net change in net interest income	$89	1,543	(239)	1,393

Liquidity and Capital Resources

A Florida chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as determined by the rules of Florida OFR, such as federal funds sold and United States securities or securities guaranteed by the United States or agencies thereof. As of December 31, 2003 and December 31, 2002, the Bank had liquidity of approximately $52.4 million and $74.6 million, or approximately 19.60% and 31.16%, respectively.

During the year ended December 31, 2003, the Company’s primary sources of funds consisted of net increases in deposits, principal payments on loans and securities, maturities and sales of securities and net cash flows from operating activities. The Company used its capital resources principally to fund existing and continuing loan commitments and the purchase of securities. At December 31, 2003, the Company had commitments to originate loans totaling $12.8 million. Scheduled maturities of certificates of deposit during the 12 months following December 31, 2003 totaled $58.5 million. Management believes the Company has adequate resources to fund all of its commitments, that substantially all of its existing commitments will be funded within the next twelve months and, if so desired, that it can adjust the rates on certificates of deposit to attract deposits in a changing interest-rate environment.

The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio:

	One Year Or Less		After One Year To Five Years		After Five Years		Total
	Carrying Average		Carrying Average		Carrying Average		Carrying Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)

At December 31, 2003:
U.S. Government agency securities	$—	—%	$41,920	4.21%	$—	—%	$41,920	4.21%
U.S. Treasury securities	—	—	8,189	5.66	—	—	8,189	5.66
Tax-exempt securities	—	—	—	—	15,193	4.56	15,193	4.56
Mutual funds	1,964	4.65	—	—	—	—	1,964	4.65
Mortgage-backed securities	—	—	1,653	5.51	—	—	1,653	5.51
Other	25	7.50	200	5.50	200	4.51	425	5.15

Total.	$1,989	4.69%	$51,962	4.48%	$15,393	4.56%	$69,344	4.51%

At December 31, 2002:
U.S. Government agency securities	$—	—%	$37,368	4.49%	$3,308	6.07%	$40,676	4.62%
U.S. Treasury securities	—	—	7,275	5.68	—	—	7,275	5.68
Tax-exempt securities	—	—	—	—	10,545	4.63	10,545	4.63
Mortgage-backed securities	—	—	2,085	6.03	1,066	5.89	3,151	5.98
Preferred Stock	—	—	—	—	1,058	5.70	1,058	5.70
Other	—	—	125	6.70	200	4.61	325	5.41

Total	$0	0%	$46,853	4.75%	$16,177	5.08%	$63,030	4.83%

Regulatory Capital Requirements

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Under Federal Reserve Board regulations, the Bank is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders’ equity.

As of December 31, 2003, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital amounts and capital percentages as of December 31, 2003 and 2002 are also presented in the table (dollars in thousands).

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%

As of December 31, 2003:
Total capital to Risk-
Weighted assets:
Consolidated	$34,556	13.40%	$20,624	8.00%	N/A	N/A
Bank.	31,619	12.31	20,544	8.00	$25,681	10.00%

Tier I Capital to Risk-
Weighted Assets:
Consolidated	31,331	12.15	10,312	4.00	N/A	N/A
Bank	28,406	11.06	10,272	4.00	15,408	6.00

Tier I Capital to Average Assets
Consolidated	31,331	8.99	13,942	4.00	N/A	N/A
Bank	28,406	8.17	13,905	4.00	17,381	5.00

As of December 31, 2002:
Total capital to Risk-
Weighted assets:
Consolidated	$30,919	14.13%	$17,500	8.00%	N/A	N/A
Bank	28,007	12.85	17,431	8.00	$21,789	10.00%

Tier I Capital to Risk-
Weighted Assets:
Consolidated	28,175	12.88	8,750	4.00	N/A	N/A
Bank	25,273	11.60	8,715	4.00	13,073	6.00

Tier I Capital to Average Assets
Consolidated	28,175	8.73	12,903	4.00	N/A	N/A
Bank	25,273	7.86	12,858	4.00	16,072	5.00

Management of Interest-Rate Risk and Market Risk

Market risk is the uncertainty of loss from adverse changes in market prices and rates. The Company’s market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 9 of Notes to Consolidated Financial Statements.

The Company’s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank’s net interest income and capital, while adjusting the Company’s asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk. However, a sudden and substantial increase or decrease in interest rates may impact the Company’s earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. The Company does not engage in trading activities.

As part of its asset and liability management, the Company has emphasized establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in managing the Company’s earnings. Management believes that these processes and procedures provide the Company with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines which should result in tighter controls and less exposure to interest-rate risk.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest-rate sensitive” and by monitoring an institution’s interest-rate sensitivity “gap.” An asset or liability is said to be interest-rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as dividing rate-sensitive assets by rate-sensitive liabilities. A gap ratio of 1.0% represents perfect matching. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

In order to minimize the potential for adverse effects of material and prolonged increases in interest rates on the results of operations, the Company’s management continues to monitor asset and liability management policies to better match the maturities and repricing terms of its interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing the origination of adjustable-rate loans; (ii) maintaining a stable core deposit base; and (iii) maintaining a significant portion of liquid assets (cash and short-term investments).

The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2003 that are estimated to mature or are scheduled to reprice within the period shown:

	Three Months	More Than Three Months To Six Months	More Than Six Months To One Year	More Than One Year To Five Years	More Than Five Years	Total
	($ In thousands)

Loans (1), (2)	$134,935	16,360	16,694	54,564	34,757	257,310

Securities (3)	28,950	4,625	12,610	7,700	17,853	71,738

Interest-bearing deposits	602	—	—	—	—	602

Total rate-sensitive assets	164,487	20,985	29,304	62,264	52,610	329,650

Deposit accounts (4):
Savings and NOW	32,562	—	—	—	—	32,562
Money-market	84,443	—	—	—	—	84,443
Time deposits	16,458	16,189	25,883	17,005	—	75,535

Total deposit accounts	133,463	16,189	25,883	17,005	—	192,540

Borrowings (5)	25,925	—	—	5,000	15,000	45,925

Total rate-sensitive liabilities	159,388	16,189	25,883	22,005	15,000	238,465

Gap (repricing differences)	$5,099	4,796	3,421	40,259	37,610	91,185

Cumulative GAP	$5,099	9,895	13,316	53,575	91,185

Cumulative GAP/total assets.	1.46%	2.84%	3.82%	15.36%	26.15%

———————

(1)

In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their contractual maturities.

(2)

Includes nonaccrual loans and loans held for sale.

(3)

Securities are scheduled according to their respective repricing, predicted call dates and maturity dates, includes FHLB stock and Federal Reserve Bank stock.

(4)

Savings, NOW and money-market accounts are regarded as readily accessible withdrawable accounts. All other time accounts are scheduled according to their respective maturity dates.

(5)

Borrowings include FHLB fixed and floating rate convertible advances which have a call option and investment repurchase agreements.

The following table reflects the contractual principal repayments of the Company’s loan portfolio at December 31, 2003:

	Commercial Loans	Residential Real Estate Loans	Mortgage Loans	Consumer Loans	Total
	(Dollars in thousands)

Due within one year	$59,179	42,949	7,557	24,662	134,347
Due after one through five years	6,074	29,463	11,764	3,955	51,256
Due after five years	1,088	10,388	56,488	659	68,623

Total	$66,341	82,800	75,809	29,276	254,226

Of the $119.9 million in loans due after one year, 43.4% of such loans have fixed interest rates and 56.6% have adjustable rates.

The following table displays loan originations by type of loan and principal reductions during the years indicated:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)

Originations:
Commercial loans	$51,031	28,450	31,510	13,931	26,960
Commercial real estate loans	47,941	27,978	28,066	13,527	12,668
Residential real estate	32,228	41,222	27,554	24,468	20,804
Consumer loans	6,662	5,191	10,298	6,802	4,139

Total loans originated	$137,862	102,841	97,428	58,728	64,571

Principal reductions	(101,908)	(110,176)	(66,035)	(35,721)	(41,378)
Increase (Decrease) in gross loans	$35,954	(7,335)	31,393	23,007	23,193

In addition to the originations in the table above, the Company originated $3.1 million of single-family mortgages into the loans held for sale portfolio during 2003. During the years ending December 2002 and 2001, the Company did not originate any loans held for sale. The table above also excludes originations of loans to correspondent banks of $18.8 million, $7.1 million and $2.5 million for years ended December 31, 2003, 2002 and 2001, respectively. The loans were originated by the Company and sold to correspondent banks generating $311,000, $254,000 and $231,000 in fees, during such respective years.

Loan Portfolio Composition

The following table sets forth information concerning the Company’s loan portfolio by type of loan at December 31.

	2003		2002		2001		2000		1999
	Amount	% Of Total	Amount	% Of Total	Amount	% Of Total	Amount	% Of Total	Amount	% Of Total
	(Dollars in thousands)

Commercial	$66,341	26.10%	$57,090	26.09%	$60,003	26.52%	$41,305	23.59%	$34,054	22.35%
Commercial
real estate	82,800	32.57	54,481	24.90	58,711	25.95	29,699	16.96	25,655	16.84
Residential
real estate	75,809	29.81	78,316	35.80	83,834	37.05	88,659	50.62	80,814	53.05
Consumer	29,276	11.52	28,897	13.21	23,719	10.48	15,468	8.83	11,826	7.76

Total loans	$254,226	100.00%	$218,784	100.00%	$226,267	100.00%	$175,131	100.00%	$152,349	100.00%
Less:
Net deferred
loan fees	(454)		(425)		(481)		(210)		(166)

Allowance for
loan losses	(3,441)		(3,519)		(2,407)		(1,792)		(1,331)

Loans, net	$250,331		$214,840		$223,379		$173,129		$150,852

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

Commercial business loans totaled $66.3 million or 26.10% of the Bank’s loan portfolio, as of December 31, 2003. Commercial business loan underwriting practices assess the borrower’s creditworthiness and ability to repay, including an evaluation of the value of any collateral securing the proposed loan. While commercial business loans generally are made for shorter terms and at higher yields than one-to-four family residential loans, such loans generally involve a higher level of risk than one-to-four family residential loans.

The Bank’s commercial real estate loans at December 31, 2003 totaled $82.8 million or 32.57% of the Bank’s portfolio. The portfolio generally has terms ranging from five to seven and in some cases ten years and interest rate adjustment periods ranging from monthly to five years. Amortization periods for commercial mortgage loans generally are 15 to 20 years and do not exceed 25 years. Commercial real estate loans originated by the Bank are primarily secured by income-producing properties such as office buildings, warehouse buildings, retail space and to a lesser extent multi-family property. Generally, in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers, a maximum loan to value ratio of 75%, and a cash flow to debt service ratio of 1.25 to 1 or higher. The Bank’s residential real estate mortgage loans at December 31, 2003 totaled $75.8 million or 29.81% of the Bank’s total loan portfolio. The Bank’s residential mortgage loans have terms which do not exceed 30 years and are secured by one-to-four family residences. Loans made for an amount in excess of 80% of the appraised value of the financed residences are generally originated with private mortgage insurance, which essentially insures that portion of the loan which is in excess of 80% of the appraised value of the financed residences. The Company will originate loans targeted at those low and moderate income home buyers whose underwriting standard may exceed what is considered typical. As of December 31, 2003, the residential loan portfolio of the Bank consisted of approximately 36.3% in adjustable rate mortgages and 63.7% in fixed-rate loans. During 2003, the Company originated residential real estate mortgage loans to correspondent banks, servicing released totaling $18.8 million. The Company originated $32.2 million of residential real estate mortgages to the portfolio. Residential mortgage loans generally are underwritten by the Bank in accordance with guidelines of the Federal National Mortgage Association (the “FNMA”) and the Federal Home Loan Mortgage Corporation (the “FHLMC”).

Consumer loans are extended for a variety of purposes including the purchase of automobiles, home improvement, lines of credit, credit cards and unsecured personal loans. As of December 31, 2003, consumer loans were approximately $29.3 million or 11.52% of total loans. Consumer loan underwriting standards include an examination of the applicant’s payment history on other debts and an evaluation of the applicant’s ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans generally involve a higher element of credit risk than one-to-four family residential loans, consumer loans are typically made at higher interest rates and for shorter terms, or at adjustable rates, and are helpful in maintaining a profitable spread between the Bank’s loan yield and its cost of funds.

Deposit Composition

The Company attracts both short-term and long-term deposits from the Company’s primary market area by offering a wide assortment of accounts and rates. The Company offers checking accounts (both interest bearing and non-interest bearing), money market accounts, savings accounts, fixed interest rate certificates of deposits with varying maturities and individual retirement accounts.

The following table shows the distribution of, and certain other information relating to, deposit accounts by type:

	At December 31,
	2003		2002		2001
	Balance	% Of Total	Balance	% Of Total	Balance	% Of Total
	(Dollars in thousands)

Noninterest-bearing demand deposits	$71,326	27.03%	$45,198	19.36%	$41,197	18.24%
Savings and NOW deposits	32,562	12.34	26,530	11.36	20,056	8.88
Money-market deposits	84,443	32.00	72,179	30.91	60,539	26.81
Time deposits	75,535	28.63	89,594	38.37	104,033	46.07

Total deposits	$263,866	100.00%	$233,501	100.00%	$225,825	100.00%

Jumbo certificates ($100,000 and over) included above mature as follows:

At December 31,
2003
(Dollars in thousands)

Due three months or less	$4,690
Due over three months to six months.	5,364
Due over six months to one year.	13,632
Due over one year	4,963

Total	$28,649

The scheduled maturities of time deposits are as follows:

At December 31,
2003
(Dollars in thousands)

Due in one year or less	$58,530
Due in more than one but less than three years	13,516
Due in more than three but less than five years	3,489

Total	$75,535

The following table sets forth the net deposit flows of the Company during the year indicated:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

Net increase before interest credited	$26,800	$2,389	$24,323
Net interest credited	3,565	5,344	7,562

Net deposit increase	$30,365	$7,733	$31,885

The following table indicates the daily average balances and weighted average interest rates paid on interest bearing deposits for each of the three years ended December 31, 2003, 2002 and 2001:

	Years Ended December 31,
	2003			2002			2001
	Average Balance	% Of Total	Average Yield	Average Balance	% Of Total	Average Yield	Average Balance	% Of Total	Average Yield
	(Dollars in thousands)

Savings and NOW
deposits	$27,616	11.13%	.56%	$22,174	9.67%	.71%	$15,541	7.56%	1.04%
Money-market
deposits	79,711	32.13	1.07	64,408	28.08	1.82	48,757	23.72	3.17
Time deposits	82,100	33.09	2.65	98,343	42.87	3.60	105,050	51.11	5.22

Total interest-bearing
deposits	189,427	76.35	1.68%	184,925	80.62	2.64%	169,348	82.39	4.25%

Noninterest bearing
deposits.	58,681	23.65		44,443	19.38		36,185	17.61

Total	$248,108	100.00%		$229,368	100.00%		$205,533	100.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and construction loans and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and construction loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since certain commitments expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2003 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations

Deposits	$263,866	246,861	13,516	3,489	—
FHLB advances	30,875	875	15,000	5,000	10,000
Other borrowings	15,050	15,050	—	—	—
Operating leases	7,706	1,291	2,401	2,003	2,011
Loan Commitments	12,785	12,785	—	—	—
Standby letters of credit	2,625	2,625	—	—	—
Undisbursed construction and line of credit loans	38,336	38,336	—	—	—

Total	$371,243	$317,823	$30,917	$10,492	$12,011

Comparison of Years Ended December 31, 2003 and 2002

General

Net earnings for the twelve months ended December 31, 2003, were $2.5 million compared to $1.8 million in 2002. The increase in net earnings is attributed to the $13.5 million of net interest income after the loan loss (credit) provision for the year ended December 31, 2003, compared to the $11.8 million in 2002, an increase of $1.7 million or 14.10%. Net interest income improved primarily because a shift of deposit accounts from high cost time deposits into lower cost transaction accounts and noninterest-bearing demand deposit accounts. The Company’s earnings per share were $1.12 basic and $1.08 diluted for the year ended December 31, 2003 compared to $.84 per basic and $.82 diluted share in 2002.

Interest Income and Expense

Interest income decreased by $1.8 million, or 8.8%, from $20.2 million for the year ended December 31, 2002 to $18.4 million for the year ended December 31, 2003. Interest income on loans decreased $1.1 million primarily due to a decrease in the average yield earned from 7.39% in 2002 to 6.68% in 2003, partially offset by an increase in the average loan portfolio balance from $226.4 million for the year ended December 31, 2002 to $233.5 million in 2003. Interest on securities decreased $459,000 primarily due to a decrease in the weighted-average yield earned of .85%, partially offset by an increase in the average securities portfolio balance from $65.5 million in 2002 to $69.6 million in 2003. The marginal decrease in interest income on other interest-earning assets of $180,000 was due to a decrease in the weighted-average yield earned of .59% and the decrease of average balances from $17.0 million to $12.3 million in 2003.

Interest expense on deposits decreased to $3.2 million for the year ended December 31, 2003 from $4.9 million for the year ending December 31, 2002. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 2.64% in 2002 to 1.68% in 2003, partially offset by an increase in the average balance from $184.9 million in 2002 to $189.4 million in 2003.

Interest expense on borrowings decreased $854,000 to $1.9 million for the year ended December 31, 2003 from $2.7 million in 2002. Interest expense on borrowings decreased due to a decrease in the average rate paid for borrowings from 4.33% in 2002 to 3.89% in 2003 and a decrease in average borrowings from $62.5 million to $47.6 million in 2003.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The Company recorded a credit to the provision of $100,000 for the period ended December 31, 2003 compared to a provision of $811,000 in 2002. The credit to the provision is a direct result in realizing recoveries on previously charged-off loans. Management’s decision to decrease reserves is based on the composition and risk associated in the loan portfolio. Management’s assessment is that the allowance for loan losses of $3.4 million was adequate at December 31, 2003.

Noninterest Income

Total noninterest income for the year ended December 31, 2003 was $3.2 million compared to the $2.9 million in 2002. The net increase in noninterest income of $360,000 was primarily due to the increase in service charges on deposit accounts of $165,000, an increase of $94,000 from profit realized on securities available for sale and an increase of $57,000 being earned from loan correspondent fees associated with the Company’s mortgage originations.

Noninterest Expenses

Total noninterest expenses increased $951,000 to $13.1 million for the year ended December 31, 2003 from $12.1 million in 2002. The increase in noninterest expenses in 2003 was primarily a result of an increase in salaries and employee benefits of $701,000 due to the required staff to support the Company’s growth. Occupancy expenses increased $152,000 primarily as a result of the lease associated with the South Beach office which opened on December 31, 2002. Data processing expenses increased $123,000 as a result of the Company’s investment spending in state of the art technology.

Provision for Income Taxes

The provision for income taxes increased from $829,000 (an effective rate at 32%) during the year ended December 31, 2002 to $1.2 million (an effective rate at 32%) during the year ended December 31, 2003.

Comparison of Years Ended December 31, 2002 and 2001

General

Net earnings for the twelve months ended December 31, 2002, were $1.8 million compared to $1.7 million in 2001. The marginal increase in earnings reflects the full year absorption of four acquired Miami-Dade banking offices and the de novo Coral Springs office opened during the spring of 2001. The Company’s earnings per share were $.84 basic and $.82 diluted for the year ended December 31, 2002, compared to $.82 basic and $.81, diluted in 2001.

Interest Income and Expense

Interest income decreased by $1.5 million, or 6.8%, from $21.7 million for the year ended December 31, 2001 to $20.2 million in 2002. Interest income on loans decreased $1.2 million primarily due to a decrease in the average yield earned from 8.39% in 2001 to 7.39% in 2002, partially offset by an increase in the average loan portfolio balance from $213.6 million in 2001 to $226.4 million in 2002. Interest on securities decreased $163,000 primarily due to a decrease in the weighted-average yield earned of .74%, partially offset by an increase in the average securities portfolio balance from $59.2 million in 2001 to $65.5 million in 2002. The marginal decrease in interest income on other interest-earning assets of $115,000 was due to a decrease in the weighted-average yield earned of 2.27%, partially offset by an increase in the average other interest-earning assets balance from $11.1 million in 2001 to $17.0 million in 2002.

Interest expense on deposits decreased to $4.9 million for the year ended December 31, 2002 from $7.2 million in 2001. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 4.25% in 2001 to 2.64% in 2002, partially offset by an increase in the average balance from $169.3 million in 2001 to $184.9 million in 2002.

Interest expense on borrowings decreased $554,000 to $2.7 million for the year ended December 31, 2002 from $3.3 million in 2001. Interest expense on borrowings decreased due to a decrease in the weighted-average rate paid for year ended December 31, 2002 to 4.33% compared to 5.12% in 2001.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. A provision of $811,000 was made for year ended December 31, 2002 compared to the $1.3 million provision in 2001. The decrease in the provision is a direct result in realizing recoveries on previously charged-off loans. Management’s decision to decrease allowance is based on the composition and risk associated in the loan portfolio. Management’s assessment is that the allowance for loan losses of $3.5 million was adequate at December 31, 2002.

Noninterest Income

Total noninterest income for the year ended December 31, 2002 was $2.9 million compared to the $2.7 million in 2001. The net increase in noninterest income of $169,000 was primarily due to the increase in service charges on deposit accounts of $402,000 related to the greater number of transaction-based deposit accounts that the Company service’s. The increase in other income was a result of a $67,000 profit earned on the sale of real estate owned. The increase in noninterest revenue was offset by a decrease in gains realized from the sale of securities available for sale of $399,000.

Noninterest Expenses

Total noninterest expenses increased $1.9 million to $12.1 million for the year ended December 31, 2002 from $10.2 million in 2001. The increase in noninterest expenses in 2002 was primarily a result of an increase in salaries and employee benefits of $1.0 million due to the increase in staff to support the Company’s growth.

Occupancy expenses increased $552,000 as we realized the full year effect of the four acquired Miami-Dade banking offices and the de novo Coral Springs office opened in the spring of 2001. The amortization of intangible assets increased by $76,000 as the Company realized a year’s effect resulting from the application of purchase accounting principles to the acquisition of the four Miami-Dade County branch offices in 2001.

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

Quarterly Data

The following table presents summarized quarterly financial data (in thousands, except per share amounts):

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)

Interest income	$4,501	$4,582	$4,618	$4,743

Interest expense	1,447	1,261	1,186	1,145

Net interest income	3,054	3,321	3,432	3,598

Provision (credit) for loan losses	(100)	200	(200)	0

Net interest income after provision for loan losses	3,154	3,121	3,632	3,598

Noninterest income	733	960	791	759
Noninterest expense	3,230	3,245	3,358	3,244

Net earnings before income taxes	657	836	1,065	1,113
Income taxes	196	260	352	370

Net Earnings	461	576	713	743

Basic earnings per common share	$.21	$.26	$.32	$.33

Diluted earnings per common share	$.21	$.25	$.31	$.31

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)

Interest income	$5,194	$5,148	$5,042	$4,846

Interest expense	2,017	1,974	1,860	1,732
Net interest income	3,177	3,174	3,182	3,114

Provision (credit) for loan losses	471	816	(126)	(350)

Net interest income after provision for loan losses	2,706	2,358	3,308	3,464

Noninterest income	761	651	692	779
Noninterest expense	2,903	2,927	3,035	3,261

Net earnings before income taxes	564	82	965	982
Income taxes	166	(18)	320	361

Net Earnings	398	100	645	621

Basic earnings per common share	$.19	$.05	$.30	$.30

Diluted earnings per common share	$.19	$.05	$.30	$.28

Item 7a.

Quantitative and Qualitative Disclosure About Market Risk.

See Part I, Item 7. Credit Risk and Management of Interest Rate-Risk and Market Risk

Item 8.

Financial Statements and Supplementary Data.

INDEX

Page(s)
Audited Consolidated Financial Statements

Report of Independent Certified Public Accountants (Hacker, Johnson & Smith PA)	F-1

Consolidated Balance Sheets as of December 31, 2003 and 2002	F-2

Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001	F-3

Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2003, 2002 and 2001	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-5, F-6

Notes to Consolidated Financial Statements	F-7, F-28

Independent Auditors’ Report on Supplementary Information	F-29

Consolidated Balance Sheets as of December 31, 2003	F-30

Consolidated Statements of Earnings for the year ended December 31, 2003	F-31

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Independent Auditors’ Report

Pointe Financial Corporation

Boca Raton, Florida:

We have audited the accompanying consolidated balance sheets of Pointe Financial Corporation and Subsidiaries (the “Company”) at December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

January 13, 2004

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

($ in thousands, except share amounts)

	At December 31,
Assets	2003	2002

Cash and due from banks	$12,341	7,454
Interest-bearing deposits with banks	602	28,194

Total cash and cash equivalents	12,943	35,648

Securities available for sale	69,344	63,030
Loans, net of allowance for loan losses of $3,441 in 2003 and $3,519 in 2002	250,331	214,840
Loans held for sale	3,084	150
Accrued interest receivable	2,072	1,983
Premises and equipment, net	3,482	3,618
Federal Home Loan Bank stock, at cost	1,915	2,500
Federal Reserve Bank stock, at cost	479	479
Foreclosed real estate	—	117
Branch acquisition intangible asset	2,974	3,216
Deferred income tax asset	786	842
Other assets	1,304	884

Total	$348,714	327,307

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	71,326	45,198
Savings and NOW deposits	32,562	26,530
Money-market deposits	84,443	72,179
Time deposits	75,535	89,594

Total deposits	263,866	233,501

Official checks	2,143	1,919
Federal Home Loan Bank advances	30,875	45,000
Other borrowings	15,050	12,963
Accrued interest payable	393	594
Advance payments by borrowers for taxes and insurance	260	230
Other liabilities	1,210	769

Total liabilities	313,797	294,976

Commitments and contingencies (Notes 4, 8 and 9)

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 2,549,028 and 2,471,668 shares issued at December 31, 2003 and 2002, respectively	25	25

Additional paid-in capital	26,617	25,540
Retained earnings	10,835	8,878
Accumulated other comprehensive income	576	940
Treasury stock, at cost (297,000 shares)	(3,000)	(3,000)
Stock incentive plan	(136)	(52)

Total stockholders’ equity	34,917	32,331

Total	$348,714	327,307

See Accompanying Notes to Consolidated Financial Statements.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings

($ in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001

Interest income:
Loans	$15,588	16,735	17,934
Securities available for sale	2,648	3,107	3,270
Other	208	388	503

Total interest income	18,444	20,230	21,707

Interest expense:
Deposits	3,185	4,875	7,191
Borrowings	1,854	2,708	3,262

Total interest expense	5,039	7,583	10,453

Net interest income	13,405	12,647	11,254

(Credit) provision for loan losses	(100)	811	1,296

Net interest income after (credit) provision for loan losses	13,505	11,836	9,958

Noninterest income:
Service charges on deposit accounts	1,881	1,716	1,314
Net realized gain on sale of securities	436	342	741
Loan correspondent fees	311	254	231
Other	615	571	428

Total noninterest income	3,243	2,883	2,714

Noninterest expenses:
Salaries and employee benefits	6,867	6,166	5,144
Occupancy expense	2,547	2,395	1,843
Advertising and promotion	231	375	399
Professional fees	342	300	260
Data processing	816	693	591
Amortization of intangible asset	242	245	169
Other	2,032	1,952	1,784

Total noninterest expenses	13,077	12,126	10,190

Earnings before income taxes	3,671	2,593	2,482

Income taxes	1,178	829	814

Net earnings	$2,493	1,764	1,668

Earnings per share:
Basic	$1.12	.84	.82

Diluted	$1.08	.82	.81

Weighted-average shares outstanding for basic	2,230,613	2,111,301	2,037,150

Weighted-average shares outstanding for diluted	2,301,391	2,148,659	2,064,328

See Accompanying Notes to Consolidated Financial Statements

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

($ In thousands)

	Common Stock		Additional Paid-in Capital	Stock Incentive Plan	Treasury Stock	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2000	2,319,227	$23	23,835	(29)	(3,000)	6,274	(373)	26,730

Comprehensive income:
Net earnings	—	—	—	—	—	1,668	—	1,668

Net change in unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	356	356

Comprehensive income								2,024

Shares issued in stock incentive plan	10,659	—	113	(113)	—	—	—	—

Shares committed to participants in stock incentive plan	—	—	—	34	—	—	—	34

Shares cancelled in stock incentive plan	(460)	—	(4)	4	—	—	—	—

Cash dividends paid	—	—	—	—	—	(407)	—	(407)

Common stock options exercised	7,337	—	70	—	—	—	—	70

Issuance of common stock to directors as compensation	8,532	—	96	—	—	—	—	96

Balance at December 31, 2001	2,345,295	23	24,110	(104)	(3,000)	7,535	(17)	28,547

Comprehensive income:
Net earnings	—	—	—	—	—	1,764	—	1,764

Net change in unrealized loss on available-for-sale securities, net of taxes	—	—	—	—	—	—	957	957

Comprehensive income								2,721

Common stock options exercised	129,540	2	1,463	—	—	—	—	1,465

Shares committed to participants in stock incentive plan	—	—	—	19	—	—	—	19

Shares cancelled in stock incentive plan	(3,167)	—	(33)	33	—	—	—	—

Cash dividends paid	—	—	—	—	—	(421)	—	(421)

Balance at December 31, 2002	2,471,668	25	25,540	(52)	(3,000)	8,878	940	32,331

Comprehensive income:
Net earnings	—	—	—	—	—	2,493	—	2,493

Net change in unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	—	(364)	(364)

Comprehensive income								2,129

Common stock options exercised	70,884	—	965	—	—	—	—	965

Shares issued in stock incentive plan	10,891	—	165	(165)	—	—	—	—

Shares committed to participants in stock incentive plan	—	—	—	28	—	—	—	28

Shares cancelled in stock incentive plan	(4,415)	—	(53)	53	—	—	—	—

Cash dividends paid	—	—	—	—	—	(536)	—	(536)

Balance at December 31, 2003	2,549,028	$25	26,617	(136)	(3,000)	10,835	576	34,917

See Accompanying Notes to Consolidated Financial Statements

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

($ in thousands)

	Year Ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net earnings	$2,493	1,764	1,668
Adjustments to reconcile net earnings to net cash provided by operating activities:
(Credit) `provision for loan losses	(100)	811	1,296
Depreciation and amortization	724	692	580
Net amortization of fees, premiums, discounts and other	1,256	448	211
Deferred income taxes (benefit)	56	(359)	108
Common stock issued as compensation for services	—	—	96
Shares committed to participants in incentive stock plan	28	19	34
Gain on sale of securities	(436)	(342)	(741)
Gain on sale of foreclosed real estate	(12)	(67)	—
Originations of loans held for sale	(3,111)	—	—
Repayments of loans held for sale	177	296	273
(Increase) decrease in other assets	(36)	812	(1,403)
(Increase) decrease in accrued interest receivable	(89)	(204)	256
(Decrease) increase in official checks	224	(175)	434
Decrease in accrued interest payable	(201)	(255)	(140)
Increase in other liabilities	441	67	141

Net cash provided by operating activities	1,414	3,507	2,813

Cash flows from investing activities:
Purchase of securities available for sale	(89,122)	(98,160)	(96,370)
Proceeds from sale of securities available for sale	12,772	38,020	59,455
Maturities and calls of securities available for sale	68,027	50,980	46,855
Principal repayments on securities available for sale	1,407	2,015	2,985
Net (increase) decrease in loans	(35,954)	7,335	(31,393)
Purchase of premises and equipment, net	(588)	(845)	(799)
Proceeds from sale of foreclosed real estate	129	367	47
Net decrease (increase) in other securities	585	400	(418)
Increase in branch acquisition intangible asset	—	—	(3,630)

Net cash (used in) provided by investing activities	(42,744)	112	(23,268)

Cash flows from financing activities:
Net increase in deposits	30,365	7,733	31,885
Net decrease in Federal Home Loan Bank advances	(14,125)	—	—
Net increase (decrease) in other borrowings	2,087	(17,131)	22,027
Increase (decrease) in advance payments for taxes and insurance	30	(54)	(81)
Proceeds from exercise of stock options	804	1,247	70
Cash dividends paid on common stock	(536)	(421)	(407)

Net cash provided by (used in) financing activities	18,625	(8,626)	53,494

Net (decrease) increase in cash and cash equivalents	(22,705)	(5,007)	33,039

Cash and cash equivalents at beginning of year	35,648	40,655	7,616

Cash and cash equivalents at end of year	$12,943	35,648	40,655

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

($ in thousands)

	Year Ended December 31,
	2003	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,240	7,838	10,593

Income taxes	$1,265	399	2,257

Noncash transactions:
Reclassification of loans to foreclosed real estate	$—	367	29

Reclassification of other assets to foreclosed real estate	$—	50	—

Accumulated other comprehensive income (loss), change in net unrealized gain (loss) on securities available for sale	$(364)	957	356

Transfer of loans to loans held for sale	$—	—	—

Securitization of loans	$—	—	12,329

Tax benefit related to exercise of common stock options	$161	218	—

Activity in stock incentive plan, net	$(84)	52	(75)

Acquisition of branches:
Fair value of premises and equipment acquired	$—	—	404

Fair value of loans acquired	$—	—	32,912
Deposits assumed	$—	—	33,316

See Accompanying Notes to Consolidated Financial Statements.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2003 and 2002 and For the Years Ended

December 31, 2003, 2002 and 2001

(1)

Description of Business and Summary of Significant Accounting Policies

General. Pointe Financial Corporation (the “Holding Company”) owns all the common stock of Pointe Bank (the “Bank”), a state-chartered commercial bank and Pointe Financial Services, Inc. On February 12, 2002, the Bank incorporated a subsidiary, Will No-No, Inc., a Florida corporation, formed for the purpose to own, maintain and dispose of the Bank’s foreclosed assets (collectively the “Company”). The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its nine banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary and Will No-No, Inc. had minimal activity during the year ended December 31, 2003.

In 2000, the Company formed Pointe Capital, an investment banking joint venture with First Integrated Capital Corporation, a subsidiary of McGinn, Smith & Company, Inc., a related party. The Company owns 50% of Pointe Capital. Pointe Capital offered investment banking services to small and medium-size businesses in South Florida. During 2003, Pointe Capital discontinued operations. The Company accounts for its investment in Pointe Capital using the equity method of accounting.

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

The Bank is required under Federal Reserve Board regulations to maintain reserves, generally consisting of cash or noninterest-earning accounts, against its transaction accounts. At December 31, 2003 and 2002, balances maintained as reserves were approximately $3.1 million and $3.3 million, respectively.

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

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

Loan origination fees are deferred and certain direct origination costs are capitalized. Both are recognized as an adjustment of the yield of the related loan.

The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well-collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Loans Held for Sale. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. At December 31, 2003 and 2002, the book value of loans held for sale approximated fair value in the aggregate.

Loan origination fees are deferred and direct loan origination costs are capitalized until the related loan is sold, at which time the net fees are included in the gain on sale of loans in the consolidated statements of earnings.

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)

Description of Business and Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses, Continued. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Foreclosed Real Estate. Real estate acquired through, or in lieu of, foreclosure is initially recorded at the lower of fair value or the loan balance plus acquisition costs at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in earnings.

Premises and Equipment. Land is stated at cost. Building, furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using the straight-line method over the shorter of the lease term or estimated useful life of each type of asset.

Branch Acquisition Intangible Asset. On April 20, 2001, the Company purchased four branch offices in Miami-Dade County from another financial institution. The branches had a combined deposit base of approximately $55.0 million. The Company also acquired in this transaction consumer loans of approximately $7.5 million and $25.4 million of short-term participation interests in existing commercial real estate loans in the seller’s portfolio. The excess of the fair value of liabilities assumed over the fair value of tangible assets acquired in this transaction was $3.6 million. This $3.6 million constitutes an unidentifiable intangible asset. The transaction in which the unidentifiable intangible asset arose was not a business combination. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 147, Acquisition of Certain Financial Institutions, the unidentified intangible asset continues to be amortized over the estimated average remaining life of the existing customer base, fifteen years. The annual amortization will be $247,000 through 2016.

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

Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized.

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

 (1)

Description of Business and Summary of Significant Accounting Policies, Continued

Stock Compensation Plans. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively, “SFAS No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“Opinion No. 25”) whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No 25.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).

	Year Ended December 31,
	2003	2002	2001

Net earnings, as reported	$2,493	1,764	1,668

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of taxes	238	91	61

Pro forma net earnings	$2,255	1,673	1,607

Basic earnings per share:
As reported	$1.12	.84	.82

Pro forma	$1.01	.79	.79

Diluted earnings per share:
As reported	$1.08	.82	.81

Pro forma	$.98	.78	.78

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)

Description of Business and Summary of Significant Accounting Policies, Continued

Stock Compensation Plans, Continued. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2003	2002	2001

Risk-free interest rate	4.25-4.50%	5.0%	5.0%
Dividend yield	2.0-4.0%	4.0%	4.0%
Expected volatility	13.5-17.7%	19.6%	26.6%
Expected life in years	10	5 or 10	5 or 10

Weighted-average grant date fair value of options issued during the year	$2.64	3.14	1.12

Earnings Per Share. Basic earnings per share is computed on the basis of the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method.

Off-Balance-Sheet Financial Instruments. In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit and stand-by letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Fair Values of Financial Instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from these disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

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

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)

Description of Business and Summary of Significant Accounting Policies, Continued

Fair Values of Financial Instruments, Continued.

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

Deposit Liabilities. The fair values disclosed for demand, NOW, money market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities of time deposits.

Borrowed Funds. The carrying amounts of other borrowings approximate their fair values. Fair values of advances from Federal Home Loan Bank are estimated using discounted cash flow analysis based on the Company’s current incremental borrowing rates for similar types of borrowings.

Off-Balance-Sheet Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Advertising. The Company expenses all advertising as incurred.

Recent Pronouncements. In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material affect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued (Revised in December 2003) FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) which addresses consolidation by business enterprises of variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003. The Company has no variable interest entities, therefore FIN 46 had no effect on the Company’s consolidated financial statements.

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)

Description of Business and Summary of Significant Accounting Policies, Continued

Recent Pronouncements, Continued. In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

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

	Before Tax	Tax Effect	After Tax

Year Ended December 31, 2003:

Unrealized holding losses	$(151)	59	(92)
Reclassification adjustment for gains included in net earnings	(436)	164	(272)

	$(587)	223	(364)
Year Ended December 31, 2002:

Unrealized holding gains	1,886	(716)	1,170
Reclassification adjustment for gains included in net earnings	(342)	129	(213)

	$1,544	(587)	957
Year Ended December 31, 2001:

Unrealized holding gains	1,312	(494)	818
Reclassification adjustment for gains included in net earnings	(741)	279	(462)
	$571	(215)	356

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)

Securities Available for Sale

Securities have been classified according to management’s intention. The carrying amount of securities and their approximate fair values are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

At December 31, 2003:
U.S. Treasury securities	$7,921	277	(9)	8,189
U.S. Government agency securities	41,671	251	(2)	41,920
Tax-exempt securities	14,773	420	—	15,193
Mortgage-backed securities	1,624	29	—	1,653
Mutual funds	2,000	—	(36)	1,964
Other	425	—	—	425

Total	$68,414	977	(47)	69,344

At December 31, 2002:
U.S. Treasury securities	6,848	427	—	7,275
U.S. Government agency securities	40,015	663	(2)	40,676
Tax-exempt securities	10,241	321	(17)	10,545
Preferred stock	1,000	58	—	1,058
Mortgage-backed securities	3,085	66	—	3,151
Other	325	—	—	325

Total	$61,514	1,535	(19)	63,030

At December 31, 2003 and 2002, approximately $566,000 and $585,000 respectively, of securities were pledged for the Company’s treasury tax and loan account, approximately $20,854,000 and $16,651,000, respectively, were pledged as collateral for investment repurchase agreements and approximately $8,430,000 and $8,023,000, respectively, were pledged for public deposits.

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2)

Securities Available for Sale, Continued

The following summarizes sales of securities (in thousands):

	Year Ended December 31,
	2003	2002	2001

Proceeds from sale of securities	$12,772	38,020	59,455

Gross gains from sale of securities	440	440	962
Gross losses from sale of securities	(4)	(98)	(221)

Net gains	$436	342	741

The scheduled maturities of securities available for sale at December 31, 2003 are as follows (in thousands):

	Amortized Cost	Fair Value

Due in less than one year	$25	25
Due from one to five years	49,792	50,309
Due from five to ten years	200	200
Due in over ten years	14,773	15,193
Mortgage-backed securities	1,624	1,653
Mutual funds	2,000	1,964

	$68,414	69,344

(3)

Loans

The components of loans are summarized as follows (in thousands):

	At December 31,
	2003	2002

Residential real estate	$75,809	78,316
Commercial real estate	82,800	54,481
Commercial	66,341	57,090
Consumer	29,276	28,897

Total loans	254,226	218,784

Deduct:
Net deferred loan fees	(454)	(425)
Allowance for loan losses	(3,441)	(3,519)

	$250,331	214,840

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3)

Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2003	2002	2001

Balance at beginning of year	$3,519	2,407	1,792

Loans charged-off	(174)	(425)	(1,150)
Recoveries	196	726	4

Net loans recovered (charged-off)	22	301	(1,146)

(Credit) provision for loan losses	(100)	811	1,296
Reserve on loans received in acquisition of branches	—	—	465

Balance at end of year	$3,441	3,519	2,407

The following summarizes the amount of impaired loans (in thousands):

At December 31,
	2003	2002

Loans identified as impaired:
Gross loans with no related allowance for losses	$—	—
Gross loans with related allowance for losses recorded	—	—
Less: Allowances on these loans	—	—

Net investment in impaired loans	$—	—

The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001

Average investment in impaired loans	$—	—	474

Interest income recognized on impaired loans	$—	—	13

Interest income received on impaired loans	$—	—	13

Nonaccrual and accruing past due loans were as follows (in thousands):

	At December 31,
	2003	2002

Nonaccrual loans	$729	213
Past due ninety days or more, but still accruing	120	—

	$849	213

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4)

Premises and Equipment

Premises and equipment is summarized as follows (in thousands):

	At December 31,
	2003	2002

Land	$964	964
Building	913	913
Leasehold improvements	1,552	1,602
Furniture, fixtures and equipment	4,260	4,046

Total, at cost	7,689	7,525

Less accumulated depreciation and amortization	(4,207)	(3,907)

Net book value	$3,482	3,618

The Company leases certain banking offices.  The lease terms range up to ten years.  Some of the leases contain escalation clauses providing for increased rent expense based primarily on increases in the average consumer index or percentages stipulated in the lease agreements.  Rental expense was approximately $1,451,000, $1,304,000 and $947,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Approximate future minimum annual rental payments under noncancellable leases are as follows (in thousands):

Year Ending December 31,	Amount

2004	$1,291
2005	1,263
2006	1,138
2007	1,117
2008	886
Thereafter	2,011

Total	$7,706

(5)

Deposits

The aggregate amount of jumbo time deposits with a minimum denomination of $100,000, was approximately $28.6 million and $29.7 million at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of all time deposits are as follows (in thousands):

Year Ending December 31,	Amount

2004	$58,530
2005	11,029
2006	2,487
2007	2,890
2008 and thereafter	599

$75,535

(6)

Other Borrowings

The Company enters into retail investment repurchase agreements with its customers requiring the Company to pledge securities as collateral for the balance in the accounts.  At December 31, 2003 and 2002 the balance totaled approximately $15.1 million and $13.0 million, respectively and the Company pledged securities as collateral for these agreements with a carrying value of approximately $20.9 million and $16.7 million, respectively.

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7)

Federal Home Loan Bank Advances

Maturities and interest rates on the Federal Home Loan Bank (“FHLB”) advances were as follows ($ in thousands):

Maturing in Year Ending December 31,	Interest Rate	At December 31,
		2003	2002

2003	4.13 - 5.33%	$—	15,000
2004	1.15%	875	—
2005	3.71 - 6.49%	15,000	15,000
2008	5.09%	5,000	5,000
2010	5.77 - 6.19%	10,000	10,000

Total		$30,875	45,000

At December 31, 2003, the FHLB has the option to call $20.0 million of the above advances at an earlier date than the maturity date.  At December 31, 2003 and 2002, pursuant to the collateral agreement with the FHLB, advances are collateralized by the Company’s FHLB stock and a blanket lien on the Company’s qualifying first mortgage, one-to-four family residential loans.

(8)

Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

(9)

Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2003		At December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$12,943	12,943	35,648	35,648
Securities available for sale	69,344	69,344	63,030	63,030
Loans, net	250,331	254,899	214,840	219,925
Loans held for sale	3,084	3,084	150	150
Accrued interest receivable	2,072	2,072	1,983	1,983
Other securities	2,394	2,394	2,979	2,979

Financial liabilities:
Deposit liabilities	263,866	264,551	233,501	234,638
Other borrowings	15,050	15,050	12,963	12,963
Federal Home Loan Bank advances	30,875	33,190	45,000	47,842

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(9)

Financial Instruments, Continued

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, available lines of credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments, which approximate fair value, with off- balance sheet risk at December 31, 2003 follows (in thousands):

	Contractual Amount	Carrying Amount	Fair Value

Unfunded loan commitments at fixed rates	$220	—	—

Unfunded loan commitments at variable rates	$12,565	—	—

Available lines of credit	$38,336	—	—

Standby letters of credit	$2,625	—	—

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(10)

Credit Risk

The Company grants a majority of its loans to borrowers primarily in Palm Beach, Broward and Miami-Dade counties, Florida.  Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy of these counties in Florida.  The contractual amounts of credit-related financial instruments such as commitments to extend credit and standby letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default and the value of any existing collateral become worthless.

(11)

Income Taxes

Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):

	Current	Deferred	Total
Year Ended December 31, 2003:

Federal	$914	48	962
State	208	8	216

Total	$1,122	56	1,178

Year Ended December 31, 2002:

Federal	1,001	(307)	694
State	187	(52)	135

Total	$1,188	(359)	829

Year Ended December 31, 2001:

Federal	591	92	683
State	115	16	131

Total	$706	108	814

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Year Ended December 31,
	2003	2002	2001

Income taxes at statutory Federal rate	34%	34%	34%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal tax benefit	4	3	3
Tax-exempt income, net of disallowed interest expense	(6)	(5)	(4)

Effective tax rates	32%	32%	33%

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)

Income Taxes, Continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities relate to the following (in thousands):

	At December 31,
	2003	2002

Deferred tax assets:
Allowance for loan losses	$753	791
Accumulated depreciation	102	140
Stock incentive plan	28	28
Interest income from impaired loans	14	3
Other	—	7

Total gross deferred tax assets	897	969

Deferred tax liabilities:
Intangible asset	(106)	(115)
Accrued dividends	(5)	(12)

Total gross deferred tax liabilities	(111)	(127)

Net deferred tax assets	$786	842

(12)

Related Parties

The Company has entered into transactions with officers, directors and principal stockholders in the ordinary course of business. Loans to such related parties amounted to approximately $2,368,000 and $2,287,000 at December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, total principal additions were approximately $538,000 and total principal payments were approximately $457,000. Deposits from such related parties at December 31, 2003 and 2002 were approximately $3,979,000 and $7,353,000, respectively.

(13)

Profit Sharing Plan

The Company sponsors a 401(k) profit sharing plan (the “Plan”). The Plan is available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the Plan are discretionary and are determined annually. Expense relating to the Company’s contributions to the Plan was approximately $92,000, $79,000 and $58,000 for 2003, 2002 and 2001, respectively.

(14)

Deferred Compensation Plans

The Company has a deferred compensation plan for the Board of Directors. The plan permits the directors to receive common stock of the Company in lieu of cash as payment of their annual director’s retainer and provides the directors the opportunity to defer portions of these retainers. At December 31, 2003, the total number of remaining shares available under this plan is 83,071. For the years ended December 31, 2003 and 2002, all fees were paid in cash. For the year ended December 31, 2001, a total of 8,532 shares were paid in lieu of cash of $96,000 to the directors.

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)

Stock Award Plans

Certain key employees and directors of the Company have options to purchase shares of the Company’s common stock under a nonqualified stock option plan adopted in 1994. In 1998, a new Incentive Compensation and Stock Award Plan (“1998 Plan”) was adopted under which both qualified and nonqualified options can be granted and stock can be awarded to employees as compensation. The Company’s Board of Directors in 2001 determined that all new options would be granted under the 1998 Plan. Directors options vest immediately and officers and employees vest over three or five years. A total of 400,000 options or shares can be granted to directors and employees of the Company under the 1998 plan. As of December 31, 2003, 17,524 options or shares remain available for grant. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price

Outstanding at December 31, 2000	335,201	$8.62 - 15.38	10.00	3,352

Options granted	85,767	10.50 - 11.80	10.67	915
Options exercised	(7,337)	9.00 - 9.75	9.57	(70)
Options forfeited	(54,579)	9.00 - 15.38	10.65	(581)

Outstanding at December 31, 2001	359,052	8.62 - 15.38	10.07	3,616

Options granted	113,334	11.95 - 14.75	12.47	1,413
Options exercised	(129,540)	9.00 - 11.25	9.61	(1,245)
Options forfeited	(31,319)	9.00 - 15.38	11.22	(351)

Outstanding at December 31, 2002	311,527	8.62 - 15.38	11.02	3,433

Options granted	82,605	15.15 - 24.15	16.74	1,383
Options exercised	(70,884)	8.62 - 16.30	11.34	(804)
Options forfeited	(13,162)	9.00 - 15.15	12.71	(167)

Outstanding at December 31, 2003	310,086	$8.62 - 24.15	12.40	3,845

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2003, 2002 and 2001 was eighty-six months, seventy-eight months and fifty-six months, respectively.

These options are exercisable as follows:

Year Ending	Number of Shares	Weighted-Average Exercise Price

Currently	182,133	$11.23
2004	63,825	13.14
2005	46,400	14.18
2006	17,728	17.06

	310,086	$12.40

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)

Stock Award Plans, Continued

Also, the Company awarded shares of restricted common stock to employees under the 1998 Plan. Four years following the date of grant these restricted stock awards become entirely vested. The Company is amortizing these restricted stock awards into salaries and employee benefits over the four-year period. From the date awarded, the employees are entitled to dividends paid on common stock and may vote these shares. These restricted shares are as follows:

Shares

Shares outstanding at December 31, 2000	5,110
Shares granted	10,659
Shares forfeited	(460)

Shares outstanding at December 31, 2001	15,309
Shares forfeited	(3,167)

Shares outstanding at December 31, 2002	12,142
Shares granted	10,891
Shares vested	(2,955)
Shares forfeited	(4,415)

Shares outstanding at December 31, 2003	15,663

(16)

Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Company and the Bank met all capital adequacy requirements to which they are subject.

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)

Regulatory Matters, Continued

As of December 31, 2003, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital amounts and percentages as of December 31, 2003 and 2002 are also presented in the table ($ in thousands).

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%

As of December 31, 2003:
Total capital to Risk-
Weighted assets:
Consolidated	$34,556	13.40%	$20,624	8.00%	N/A	N/A
Bank.	31,619	12.31	20,544	8.00	$25,681	10.00%

Tier I Capital to Risk-
Weighted Assets:
Consolidated	31,331	12.15	10,312	4.00	N/A	N/A
Bank	28,406	11.06	10,272	4.00	15,408	6.00

Tier I Capital
to Average Assets
Consolidated	31,331	8.99	13,942	4.00	N/A	N/A
Bank	28,406	8.17	13,905	4.00	17,381	5.00

As of December 31, 2002:
Total capital to Risk-
Weighted assets:
Consolidated	30,919	14.13	17,500	8.00	N/A	N/A
Bank	28,007	12.85	17,431	8.00	21,789	10.00

Tier I Capital to Risk-
Weighted Assets:
Consolidated	28,175	12.88	8,750	4.00	N/A	N/A
Bank	25,273	11.60	8,715	4.00	13,073	6.00

Tier I Capital
to Average Assets
Consolidated	28,175	8.73	12,903	4.00	N/A	N/A
Bank	25,273	7.86	12,858	4.00	16,072	5.00

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17)

Stockholders’ Equity

In 1999, the Company’s Board of Directors approved a stock repurchase program.  The program was initially allocated $3.0 million and in 2000, the Board authorized up to an additional $3.0 million to be used to repurchase Company stock. As of December 31, 2003, the Company has repurchased 297,000 shares in treasury stock at a net cost of approximately $3.0 million.

The Company’s ability to pay cash dividends on its common stock is limited to the amount of dividends it could receive from the Bank plus its own cash and cash equivalents, which amounted to $1,666,000 at December 31, 2003. The amount of dividends the Bank is permitted to pay to the Company is restricted to 100% of its calendar year-to-date net earnings plus retained earnings for the preceding two years. Twenty percent of the net earnings in the preceding two-year period may not be paid in dividends, but must be retained to increase capital surplus until such surplus equals the amount of the Bank’s common stock then outstanding. In addition, no bank may pay a dividend at any time that net earnings in the current year when combined with retained earnings from the preceding two years produce a loss. Under Florida law, a Florida chartered commercial bank may not pay cash dividends that would cause the Bank’s capital to fall below the minimum amount required by Federal or Florida law.

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

	Year Ended December 31,
	2003	2002	2001

Weighted-average number of common shares outstanding	2,230,613	2,111,301	2,037,150
Effect of dilutive options	70,778	37,358	27,178

Weighted-average number of common shares outstanding used to calculate diluted earnings per common share	2,301,391	2,148,659	2,064,328

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(19)

Investment in Joint Venture

The Company is a joint venture partner in Pointe Capital, which is accounted for using the equity method of accounting. During 2003, Pointe Capital discontinued operating activities. The following is a summary of condensed financial information pertaining to this joint venture (in thousands).

		At December 31,
		2003	2002

Total assets		$87	377
Total liabilities		5	11

Capital – the Company		41	183
Capital – other		41	183

Total equity		82	366
Total liabilities and equity		$87	377

	Year Ended December 31,
	2003	2002	2001

Total revenues	$2	39	202
Total expenses	(186)	(380)	(499)

Net loss	$(184)	(341)	(297)

During the years ended December 31, 2003, 2002 and 2001, the Company recognized losses of $92,000, $171,000 and $149,000, respectively related to its investment in this joint venture, which represents its distributive share of the joint venture’s net losses above. The Company’s investment in this joint venture is included in other assets in the consolidated balance sheets.

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20)

Holding Company Financial Information

The Holding Company’s unconsolidated financial information is as follows (in thousands):

Condensed Balance Sheets
		At December 31,
		2003	2002
Assets

Cash and cash equivalents		$1,666	1,476
Investment in subsidiaries		32,000	29,436
Other assets		1,255	1,422

Total assets		$34,921	32,334

Liabilities and Stockholders’ Equity

Other liabilities		4	3
Stockholders’ equity		34,917	32,331

Total liabilities and stockholders’ equity		$34,921	32,334

Condensed Statements of Earnings

	Year Ended December 31,
	2003	2002	2001

Revenues	$7	13	13
Expenses	(441)	(485)	(467)

Loss before earnings of subsidiaries	(434)	(472)	(454)
Earnings of subsidiaries	2,927	2,236	2,122

Net earnings	$2,493	1,764	1,668

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20)

Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net earnings	$2,493	1,764	1,668
Adjustments to reconcile net earnings to net cash used in operating activities:
Undistributed earnings of subsidiaries	(2,927)	(2,236)	(2,122)
Common stock issued as compensation for services	—	—	96
Shares committed to participants in incentive stock plan	28	19	34
Decrease (increase) in other assets	327	(142)	203
Increase (decrease) in other liabilities	1	(1)	—

Net cash used in operating activities	(78)	(596)	(121)

Cash flows from financing activities:
Cash dividends paid on common stock	(536)	(421)	(407)
Proceeds from exercise of stock options	804	1,247	70

Net cash provided by (used in) financing activities	268	826	(337)

Net increase (decrease) in cash and cash equivalents	190	230	(458)

Cash and cash equivalents at beginning of the year	1,476	1,246	1,704

Cash and cash equivalents at end of year	$1,666	1,476	1,246

Noncash transactions:
Change in investment in subsidiaries due to accumulated other comprehensive income (loss), net change in unrealized gain (loss) on securities available for sale	$(364)	957	356

Tax benefit related to exercise of common stock options	$161	218	—

Activity in stock incentive plan, net	$(84)	52	(75)

Independent Auditors’ Report on Supplementary Information

Pointe Financial Corporation

Boca Raton, Florida

We have audited the accompanying consolidated financial statements of Pointe Financial Corporation and Subsidiaries at and for the year ended December 31, 2003, and have issued our report thereon dated January 13, 2004. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidating information in the accompanying schedules is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

HACKER, JOHNSON & SMITH PA

Fort Lauderdale, Florida

January 13, 2004

Schedule

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidating Balance Sheet

December 31, 2003

(in thousands)

	Pointe Financial Corporation	Pointe Bank	Pointe Financial Services	Eliminations		Consolidated Total

Assets

Cash and cash equivalents	$1,666	12,943	7	(1,673	)(a)	12,943
Securities available for sale	—	69,344	—	—		69,344
Loans, net	—	250,331	—	—		250,331
Loans held for sale	—	3,084	—	—		3,084
Accrued interest receivable	—	2,072	—	—		2,072
Premises and equipment, net	—	3,482	—	—		3,482
Other securities	—	2,394	—	—		2,394
Investment in subsidiaries	32,000	—	—	(32,000	)(b)	—
Branch acquisition intangible asset, net	—	2,974	—	—		2,974
Deferred income tax asset	29	757	—	—		786
Other assets	1,226	78	—	—		1,304

Total	$34,921	347,459	7	(33,673)		348,714

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	—	265,539	—	(1,673	)(a)	263,866
Official checks	—	2,143	—	—		2,143
Federal Home Loan Bank advances	—	30,875	—	—		30,875
Other borrowings	—	15,050	—	—		15,050
Accrued interest payable	—	393	—	—		393
Advance payments by borrowers for taxes and insurance	—	260	—	—		260
Other liabilities	4	1,206	—	—		1,210

Total liabilities	4	315,466	—	(1,673)		313,797

Stockholders’ equity:
Common stock	25	306	1	(307	)(b)	25
Additional paid-in capital	26,617	15,662	220	(15,882	)(b)	26,617
Retained earnings (accumulated deficit)	10,835	15,449	(214)	(15,235	)(b)	10,835
Accumulated other comprehensive income	576	576	—	(576	)(b)	576
Treasury stock	(3,000)	—	—	—		(3,000)
Stock incentive plan	(136)	—	—	—		(136)

Total stockholders’ equity	34,917	31,993	7	(32,000)		34,917

Total	$34,921	347,459	7	(33,673)		348,714

———————

(a)

to eliminate intercompany cash

(b)

to eliminate investment in subsidiaries

(continued)

Schedule

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidating Statement of Earnings

Year Ended December 31, 2003

(in thousands)

	Pointe Financial Corporation	Pointe Bank	Pointe Financial Services	Eliminations		Consolidated Total

Interest income:
Loans	$—	15,588	—	—		15,588
Securities available for sale	—	2,648	—	—		2,648
Other	7	201	—	—		208

Total interest income	7	18,437	—	—		18,444

Interest expense:
Deposits	—	3,185	—	—		3,185
Borrowings	—	1,854	—	—		1,854

Total interest expense	—	5,039	—	—		5,039

Net interest income	7	13,398	—	—		13,405

Credit for loan losses	—	(100)	—	—		(100)

Net interest income after credit for loan losses	7	13,498	—	—		13,505

Noninterest income:
Service charges on deposit accounts	—	1,881	—	—		1,881
Net realized gain on sale of securities	—	436	—	—		436
Earnings of subsidiaries	2,927	—	—	2,927	(a)	—
Loan correspondent fees	—	311	—	—		311
Other	—	615	—	—		615

Total noninterest income	2,927	3,243	—	2,927		3,243

Noninterest expenses:
Salaries and employee benefits	427	6,440	—	—		6,867
Occupancy expense	—	2,547	—	—		2,547
Advertising and promotion	48	183	—	—		231
Professional fees	61	281	—	—		342
Data processing	3	813	—	—		816
Amortization of intangible asset	—	242	—	—		242
Other	168	1,864	—	—		2,032

Total noninterest expenses	707	12,370	—	—		13,077

Earnings before income taxes	2,227	4,371	—	2,927		3,671
Income taxes (benefit)	(266)	1,444	—	—		1,178

Net earnings	$2,493	2,927	—	2,927		2,493

———————

(a)

to eliminate subsidiary earnings

PART III

Item 10.

Directors and Executive Officers of the Company.

The information contained under the caption “Election of Directors” to appear in the Company’s definitive proxy statement relating to the Company’s 2003 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this report on Form 10-K (hereinafter referred to as the “Annual Meeting Proxy Statement”), is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part III of this Report on Form 10-K.

The following table sets forth information concerning the executive officers of the Company and the Bank.

Name	Position	Age

R. Carl Palmer, Jr.	Chairman of the Board, President and Chief Executive Officer of the Company; President and Chief Executive Officer of the Bank	63

Jean Murphy-Engler	Executive Vice President and Chief Operating Officer of the Company and Bank	41

Bradley R. Meredith	Senior Vice President and Chief Financial Officer of the Company and the Bank	50

John P. Dover	Senior Vice President/Business Banking Palm Beach and Broward Counties	54

John W. Lowery, Jr.	Senior Vice President/Senior Credit Officer of the Bank	53

Charles D. Umberger	Senior Vice President/Business Banking Miami-Dade County	54

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

Jean Murphy-Engler. Ms. Murphy-Engler joined the Company and the Bank in April 2002. Prior to joining the Company, Ms. Murphy-Engler served as chief executive officer of a Citibank Internet start-up in Eastern Europe. During her 17-year career with Citibank she held various positions in operations, treasury, cash management and trade services, new business development and the launch of small and medium business segments both domestically and overseas. Ms. Murphy-Engler received a B.S. from the State University of New York at Plattsburgh in 1985. Ms. Murphy-Engler resides in Palm Beach County.

Bradley R. Meredith. Mr. Meredith joined the Company and Bank in 1997, after eight years as Executive Vice President and Chief Financial Officer for First Family Financial Corporation in Central Florida. The majority of his twenty-two years of banking experience has been with community banks. Mr. Meredith graduated from DePaul University with a B.S. in Finance in 1982. Mr. Meredith received a diploma from the Graduate School of Banking at the University of Wisconsin in 1989. Mr. Meredith resides in Palm Beach County.

John P. Dover. Mr. Dover joined the Company and Bank in 1995. He currently serves as Senior Vice President of Business Banking in Palm Beach and Broward Counties. Mr. Dover has thirty-one years of banking experience both in community banks and major regional banks. He served as Executive Vice President and Senior Lender for Continental Illinois Bank of Western Springs and held various positions with Northern Trust Corporation both in Chicago and Florida. Mr. Dover graduated from Valparaiso University in 1971 with a B.A. in Economics, and attended Keller Graduate School of Management. Mr. Dover resides in Palm Beach County.

John W. Lowery, Jr. Mr. Lowery joined the Company and Bank in November 2000, after five years as Head of Credit Risk Management for Dresdner Bank Lateinamerika AG-Miami Agency. He has twenty-seven years banking experience that includes various credit and lending positions at First Union National Bank and Bank of America NT & SA. Mr. Lowery graduated from Southwest Texas State University with a B.B.A. in 1973 and from Barry University with a M.B.A. in 1984. Mr. Lowery resides in Miami-Dade County.

Charles D. Umberger.  Mr. Umberger joined the Company and the Bank in December 2003. He serves as Senior Vice President of Business Banking for Miami-Dade County. Mr. Umberger has 27 years of banking experience, 24 in Florida, including senior management positions at Southeast Bank and Barnett Bank. He spent the past five years as an executive officer and director at Coconut Grove Bank in Miami. Mr. Umberger earned an AB Degree in 1972 from Duke University and an MBA Degree from the University of North Carolina at Chapel Hill in 1977. Mr. Umberger resides in Miami-Dade County.

Item 11.

Executive Compensation.

The information contained under the caption “Executive Compensation” to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

The information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

Existing Stock Compensation Plans

Heretofore, the Company has adopted, and the shareholders of the Company have approved, three equity compensation plans: (i) the 1998 Directors Deferred Compensation Plan (the “Directors Plan”); (ii) the 1998 Incentive Compensation and Stock Award Plan (the “Incentive Stock Plan”); and (iii) the 1994 Non-Statutory Stock Option Plan. The Directors Plan, as amended at the 2000 annual meeting to increase the number of shares of common stock that can be authorized for issuance under the plan to 122,500 shares, authorizes the Company to award shares of its common stock to directors of the Company and the Bank, in lieu of cash, as payment for annual retainers for their service as directors of the Company or the Bank. The purpose of the Incentive Stock Plan, amended at the 2001 annual meeting to increase the number of shares of common stock available for grant and issuance under the plan to 400,000 shares, is to attract, motivate, retain and reward high quality executives and other employees, officers, directors and affiliates by enabling such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value. In conjunction with the amendment of the Incentive Stock Plan, the Company’s Board has determined that no further options will be granted under the 1994 Non-Statutory Stock Option Plan.

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

1998 Directors Deferred Compensation Plan	39,429	$11.23	83,071

1998 Incentive Compensation and Stock Award Plan	310,086*	$12.40	17,524

Total	349,515	$12.27	100,595

*The 310,086 of securities to be issued upon exercise of outstanding options, warrants and rights associated with the “1998 Incentive Compensation and Stock Award Plan” is net of 56,727 options previously exercised and 15,663 of stock grants previously issued.

Item 13.

Certain Relationships and Related Transactions.

The information contained under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

Item 14.

Controls and Procedures.

The Company’s chief executive officer and chief financial officer, based on their evaluation of the Company’s disclosure controls and procedures within the past 90 days, have concluded that such disclosure controls and procedures were effective to ensure that material information relating to the Company and required to be disclosed by the Company has been made known to them and has been recorded, processed, summarized and reported in a timely manner. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation

PART IV

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

(1)

Financial Statements.

The following consolidated financial statements of the Company and the report of the independent certified public accountants thereon filed with this report:

Report of Independent Certified Public Accountants (Hacker, Johnson & Smith, P.A.)

Consolidated Statements of Financial Condition as of December 31, 2003 and 2002.

Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

Notes to Consolidated Financial Statements.

(2)

Financial Statement Schedules.

Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

(3)

Exhibits.*

2.1

Plan of Merger and Merger Agreement dated February 14, 1997 by and between Pointe Federal Savings Bank and Pointe Bank (Exhibit 2.1 to the Registrant’s Form SB-2 Registration Statement, File No. 333-49835, as initially filed with the Securities and Exchange Commission on April 9, 1998 [the “Registration Statement”]).

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

10.3

Office Lease Agreement dated October 8, 1986 by and between Centrum Pembroke, Inc. and Flamingo Bank (Exhibit 10.3 to the Registration Statement).

10.4

Lease dated as of July 15, 1992 between Konrad Ulmer and Pointe Savings Bank (Exhibit 10.4 to the Registration Statement).

10.6

Credit Agreement dated August 18, 1997 between Independent Bankers’ Bank of Florida and Pointe Bank (Exhibit 10.6 to the Registration Statement).

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

10.17***

Employment agreement between the Company and Jean Muphy-Engler.(Exhibit 10.17 to the Form 10-QSB filed August 9, 2002).

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

31.1

CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

31.2

CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

32.1

CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002.

32.2

CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002.

———————

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

After December 31, 2003, the Company filed the following reports on Form 8-K:

During the first quarter of 2004, the Company filed a report on Form 8-K dated January 15, 2004 reporting the press release covering the results for fourth quarter of 2003.

During the first quarter of 2004, the Company filed a report on Form 8-K dated February 20, 2004 reporting the press release covering the branch sale of the Company’s Boca Greens office for fourth quarter of 2003.

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

Date:

March 4, 2004

By:

/s/ R. CARL PALMER, JR.

R. Carl Palmer, Jr., Chairman of the Board,

President and Chief Executive Officer

Date:

March 4, 2004

By:

/s/ BRADLEY R. MEREDITH

Bradley R. Meredith, Chief Financial Officer

and Senior Vice President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name

Title

Date

/s/ R. CARL PALMER, JR.

Chairman of the Board, President

March 4, 2004

R. Carl Palmer, Jr.

and Chief Executive Officer

/s/ TIMOTHY M. MCGINN

Vice Chairman of the Board

March 4, 2004

Timothy M. McGinn

/s/ BRADLEY R. MEREDITH

Chief Financial Officer,

March 4, 2004

Bradley R. Meredith

Senior Vice President

/s/ CLARITA KASSIN

Director

March 4, 2004

Clarita Kassin

/s/ MORRIS MASSRY

Director

March 4, 2004

Morris Massry

/s/ D. RICHARD MEAD, JR.

Director

March 4, 2004

D. Richard Mead, Jr.

/s/ JAMES L. HORAN

Director

March 4, 2004

James L. Horan

EXHIBIT INDEX

31.1

CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

31.2

CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

32.1

CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002.

32.2

CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002.