Form 10-Q
period 2004-03-31
POINTE FINANCIAL CORP
filed 2004-05-07
CIK 917331

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

              For the transition period from           to
                                             ---------    ---------

Commission file number 0-24433
                       -------

                          POINTE FINANCIAL CORPORATION
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Florida                                                  65-0451402
        -------                                                  ----------
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

         21845 Powerline Road
       Boca Raton, Florida 33433                                    33433
       -------------------------                                    -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

                                 (561) 368-6300
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

YES [X]     NO [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                     2,262,123 shares
--------------------------------------                     ----------------
          (class)                                     Outstanding at May 5, 2004

================================================================================

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                             PAGE
                                                                            ----

     Condensed Consolidated Balance Sheets -
       at March 31, 2004 (unaudited) and at December 31, 2003..................2

     Condensed Consolidated Statements of Earnings -
       Three Months ended March 31, 2004 and 2003 (unaudited)..................3

     Condensed Consolidated Statements of Changes in Stockholders' Equity -
       Three Months ended March 31, 2004 and 2003 (unaudited)..................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months ended March 31, 2004 and 2003 (unaudited)................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited).......7-11

     Review by Independent Accountants........................................12

     Independent Accountants' Report..........................................13

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.............................................14-17

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSOURES ABOUT MARKET RISK.......18

   ITEM 4.  CONTROLS AND PROCEDURES...........................................18

PART II. OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.................................................18

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................19-20

SIGNATURES....................................................................21

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   MARCH 31,       DECEMBER 31,
    ASSETS                                                                           2004             2003
                                                                                   ---------       ------------
                                                                                           (UNAUDITED)
Cash and due from banks ....................................................       $   9,859          12,341
Interest-bearing deposits with banks .......................................          27,066             602
                                                                                   ---------        --------

       Total cash and cash equivalents .....................................          36,925          12,943
Securities available for sale ..............................................          68,532          69,344
Loans, net of allowance for loan losses of $3,550 and $3,441 ...............         254,091         250,331
Loans held for sale ........................................................           2,998           3,084
Accrued interest receivable ................................................           1,930           2,072
Premises and equipment, net ................................................           2,867           3,482
Federal Home Loan Bank stock, at cost ......................................           1,500           1,915
Federal Reserve Bank stock, at cost ........................................             479             479
Branch acquisition intangible asset ........................................           2,914           2,974
Deferred income tax asset ..................................................             786             786
Other assets ...............................................................             868           1,304
                                                                                   ---------        --------

       Total ...............................................................       $ 373,890         348,714
                                                                                   =========        ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing demand deposits .....................................          76,041          71,326
   Savings and NOW deposits ................................................          48,098          32,562
   Money-market deposits ...................................................          85,329          84,443
   Time deposits ...........................................................          77,298          75,535
                                                                                   ---------        --------

       Total deposits ......................................................         286,766         263,866

   Official checks .........................................................           2,701           2,143
   Federal Home Loan Bank advances .........................................          30,000          30,875
   Other borrowings ........................................................          16,971          15,050
   Accrued interest payable ................................................             366             393
   Advance payments by borrowers for taxes and insurance ...................             486             260
   Other liabilities .......................................................             594           1,210
                                                                                   ---------        --------

       Total liabilities ...................................................         337,884         313,797
                                                                                   ---------        --------
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued              --              --
   Common stock, $.01 par value, 5,000,000 shares authorized; 2,557,855 and
     2,549,028 shares issued ...............................................              26              25
   Additional paid-in capital ..............................................          26,767          26,617
   Retained earnings .......................................................          11,495          10,835
   Accumulated other comprehensive income ..................................             837             576
   Treasury stock, at cost (297,000 shares) ................................          (3,000)         (3,000)
   Stock incentive plan ....................................................            (119)           (136)
                                                                                   ---------        --------

       Total stockholders' equity ..........................................          36,006          34,917
                                                                                   ---------        --------

       Total ...............................................................       $ 373,890         348,714
                                                                                   =========        ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   ---------------------------
                                                                      2004            2003
                                                                   ----------       ----------
                                                                  (UNAUDITED)
Interest income:
    Loans ..................................................       $    4,072            3,700
    Securities available for sale ..........................              663              704
    Other ..................................................               28               97
                                                                   ----------       ----------

         Total interest income .............................            4,763            4,501
                                                                   ----------       ----------

Interest expense:
    Deposits ...............................................              647              938
    Borrowings .............................................              440              509
                                                                   ----------       ----------

         Total interest expense ............................            1,087            1,447
                                                                   ----------       ----------

Net interest income ........................................            3,676            3,054

         Provision (credit) for loan losses ................              100             (100)
                                                                   ----------       ----------

Net interest income after provision (credit) for loan losses            3,576            3,154
                                                                   ----------       ----------

Noninterest income:
    Service charges and fees on deposit accounts ...........              484              450
    Gain on sale of premises and equipment .................              320               --
    Loan correspondent fees ................................               36               89
    Other ..................................................              165              194
                                                                   ----------       ----------

         Total noninterest income ..........................            1,005              733
                                                                   ----------       ----------

Noninterest expenses:
    Salaries and employee benefits .........................            1,894            1,662
    Occupancy and equipment ................................              594              630
    Advertising and promotion ..............................               50               85
    Professional fees ......................................               68               76
    Data processing ........................................              171              208
    Amortization of intangible asset .......................               60               61
    Other ..................................................              493              508
                                                                   ----------       ----------

         Total noninterest expenses ........................            3,330            3,230
                                                                   ----------       ----------

         Earnings before income taxes ......................            1,251              657

Income taxes ...............................................              388              196
                                                                   ----------       ----------

         Net earnings ......................................       $      863              461
                                                                   ==========       ==========

Earnings per share:
    Basic ..................................................       $      .38              .21
                                                                   ==========       ==========

    Diluted ................................................       $      .37              .21
                                                                   ==========       ==========

Weighted-average shares outstanding for basic ..............        2,258,786        2,196,227
                                                                   ==========       ==========

Weighted-average shares outstanding for diluted ............        2,359,725        2,239,684
                                                                   ==========       ==========

Dividends per share ........................................       $      .09              .05
                                                                   ==========       ==========

See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                ($ IN THOUSANDS)

                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                                                 ADDITIONAL  STOCK                           COMPRE-     TOTAL
                                           COMMON STOCK           PAID-IN  INCENTIVE  TREASURY   RETAINED    HENSIVE  STOCKHOLDERS'
                                       SHARES        AMOUNT       CAPITAL    PLAN       STOCK    EARNINGS     INCOME     EQUITY
                                      ---------    ----------    -------------------  --------   --------  ---------- -------------
Balance at December 31, 2002 ........ 2,471,668    $       25      25,540     (52)     (3,000)     8,878       940       32,331
                                                                                                                         ------

Comprehensive income:
     Net earnings (unaudited) .......        --            --          --      --          --        461        --          461
     Net change in unrealized
         gain on securities available
         for sale, net of taxes
         (unaudited) ................        --            --          --      --          --         --        49           49
                                                                                                                         ------


Comprehensive income (unaudited) ....                                                                                       510
                                                                                                                         ------


Common stock options exercised
     (unaudited) ....................    43,633            --         518      --          --         --        --          518

Shares issued in stock incentive
     plan (unaudited) ...............    10,891            --         165    (165)         --         --        --           --

Shares committed to participants
     in stock incentive plan
     (unaudited) ....................        --            --          --      (2)         --         --        --           (2)

Shares cancelled in stock
     incentive plan (unaudited) .....    (1,337)           --         (14)     14          --         --        --           --

Cash dividends paid (unaudited) .....        --            --          --      --          --       (109)       --         (109)
                                      ---------    ----------      ------    ----      ------     ------       ---       ------

Balance at March 31, 2003
     (unaudited) .................... 2,524,855    $       25      26,209    (205)     (3,000)     9,230       989       33,248
                                      =========    ==========      ======    ====      ======     ======       ===       ======

Balance at December 31, 2003 ........ 2,549,028    $       25      26,617    (136)     (3,000)    10,835       576       34,917
                                                                                                                         ------


Comprehensive income:
     Net earnings (unaudited) .......        --            --          --      --          --        863        --          863
     Net change in unrealized
         gain on securities
         available for sale,
         net of taxes (unaudited) ...        --            --          --      --          --         --       261          261
                                                                                                                         ------

Comprehensive income (unaudited) ....                                                                                     1,124
                                                                                                                         ------


Common stock options exercised
     (unaudited) ....................     9,167             1         155      --          --         --        --          156

Shares committed to participants
     in stock incentive plan
     (unaudited) ....................        --            --          --      12          --         --        --           12

Shares cancelled in stock
     incentive plan (unaudited) .....      (340)           --          (5)      5          --         --        --           --

Cash dividends paid (unaudited) .....        --            --          --      --          --       (203)       --         (203)
                                      ---------    ----------      ------    ----      ------     ------       ---       ------

Balance at March 31, 2004
     (unaudited) .................... 2,557,855    $       26      26,767    (119)     (3,000)    11,495       837       36,006
                                      =========    ==========      ======    ====      ======     ======       ===       ======

See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            -----------------------
                                                                              2004            2003
                                                                            --------        -------
                                                                          (UNAUDITED)
Cash flows from operating activities:
 Net earnings .......................................................       $    863            461
 Adjustments to reconcile net earnings to net cash provided by operating activities:
        Provision (credit) for loan losses ..........................            100           (100)
        Depreciation and amortization ...............................            154            168
        Net amortization of fees, premiums, discounts and other .....            292            283
        Shares committed to participants in stock incentive plan ....             12             (2)
        Gain on sale of premises and equipment ......................           (320)            --
        Gain on sale of foreclosed real estate ......................             --            (12)
        Repayments of loans held for sale ...........................             86             32
        Decrease in accrued interest receivable .....................            142            115
        Decrease (increase) in other assets .........................            323           (176)
        Increase in official checks .................................            558          1,785
        Decrease in accrued interest payable ........................            (27)           (76)
        Decrease in other liabilities ...............................           (616)          (251)
                                                                            --------        -------

            Net cash provided by operating activities ...............          1,567          2,227
                                                                            --------        -------

Cash flows from investing activities:
    Purchase of securities available for sale .......................        (27,507)       (24,287)
    Maturities and calls of securities available for sale ...........         28,505         11,057
    Principal repayments on securities available for sale ...........            159            513
    Net increase in loans ...........................................         (4,016)        (1,311)
    Proceeds from sale of premises and equipment ....................            856             --
    Net decrease in Federal Home Loan Bank stock ....................            415            500
    Purchase of premises and equipment, net .........................            (75)          (309)
    Proceeds from sale of foreclosed real estate ....................             --            129
                                                                            --------        -------

            Net cash used in investing activities ...................         (1,663)       (13,708)
                                                                            --------        -------

Cash flows from financing activities:
    Net increase in deposits ........................................         22,900         15,460
    Net increase in other borrowings ................................          1,921          2,382
    Net decrease in Federal Home Loan Bank advances .................           (875)       (15,000)
    Increase in advance payments by borrowers for taxes and insurance            226            259
    Cash dividends paid on common stock .............................           (203)          (109)
                                                                                            -------
    Proceeds from exercise of common stock options ..................            109            431
                                                                            --------        -------

            Net cash provided by financing activities ...............         24,078          3,423
                                                                            --------        -------

            Net increase (decrease) in cash and cash equivalents ....         23,982         (8,058)

Cash and cash equivalents at beginning of period ....................         12,943         35,648
                                                                            --------        -------

Cash and cash equivalents at end of period ..........................       $ 36,925         27,590
                                                                            ========        =======
                                                                                         (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                           ----------------------
                                                                             2004            2003
                                                                           ---------        -----
                                                                          (UNAUDITED)
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest .......................................................       $   1,114        1,523
                                                                           =========       ======
    Income taxes ...................................................       $      --          315
                                                                           =========       ======

 Noncash transactions:
    Accumulated other comprehensive income, net change in unrealized
        gain on securities available for sale, net .................       $     261           49
                                                                           =========       ======

     Tax benefit related to exercise of common stock options .......       $      47           87
                                                                           =========       ======

     Activity in stock incentive plan, net .........................       $      17         (153)
                                                                           =========       ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL. In the opinion of the management of Pointe Financial Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

         Pointe Financial Corporation (the "Holding Company") owns 100% of Pointe Bank (the "Bank"), a state-chartered commercial bank, and Pointe Financial Services, Inc. On February 12, 2002, the Bank incorporated an additional subsidiary, Will No-No, Inc., a Florida Corporation, which owns, maintains, and disposes of the Bank's foreclosed assets (collectively, the "Company"). The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its nine banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary and Will No-No, Inc. had no activity during the three months ended March 31, 2004.

2. LOAN LOSSES AND LOAN IMPAIRMENT. The activity in the allowance for loan losses is as follows (in thousands):

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                          2004        2003
                                                                                        --------     ------
                Balance at beginning of period ....................................     $  3,441      3,519
                Provision (credit) for loan losses ................................          100       (100)
                Net loans recovered (charged-off) .................................            9        (48)
                                                                                        --------     ------

                Balance at end of period ..........................................     $  3,550      3,371
                                                                                        ========     ======

            The following summarizes the amount of impaired loans (in thousands):

                                                                                                AT
                                                                                       MARCH 31,   DECEMBER 31,
                                                                                          2004        2003
                                                                                        --------     ------
                Loans identified as impaired:
                    Gross loans with no related allowance for losses recorded .....     $     --         --
                    Less allowance for losses on these loans ......................           --         --
                                                                                        --------     ------

                Net investment in impaired loans ..................................     $     --         --
                                                                                        ========     ======

            The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                          2004        2003
                                                                                        --------     ------

                Average net investment in impaired loans ..........................     $     --         --
                                                                                        ========     ======

                Interest income recognized on impaired loans ......................     $     --         --
                                                                                        ========     ======

                Interest income received on impaired loans ........................     $     --         --
                                                                                        ========     ======
                                                                                                 (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

2. LOAN LOSSES AND LOAN IMPAIRMENT, CONTINUED. Nonaccrual and past due loans were as follows (in thousands):

                                                                   AT MARCH 31,
                                                                 --------------
                                                                  2004     2003
                                                                 ------    ----
            Nonaccrual loans ...............................     $  834     398
            Past due ninety days or more, but still accruing      1,724      80
                                                                 ------     ---

                                                                 $2,558     478
                                                                 ======     ===

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

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             -----------------------
                                                                               2004          2003
                                                                             ---------     ---------
            Weighted-average number of common shares outstanding,
                for basic EPS ..........................................     2,258,786     2,196,227
            Effect of dilutive options .................................       100,939        43,457
                                                                             ---------     ---------

            Weighted-average number of common shares outstanding used to
                calculate diluted EPS ..................................     2,359,725     2,239,684
                                                                             =========     =========

4. REGULATORY CAPITAL. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2004 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                   REGULATORY
                                                                           ACTUAL  REQUIREMENT
                                                                           ------  -----------
            Total capital to risk-weighted assets .................        12.11%     8.00%
            Tier I capital to risk-weighted assets ................        10.86%     4.00%
            Tier I capital to total average assets - leverage ratio         8.53%     4.00%

                                                                                 (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

5. STOCK AWARD PLANS. Certain key employees and directors of the Company have options to purchase shares of the Company's common stock under a nonqualified stock option plan adopted in 1994. In 1998, a new Incentive Compensation and Stock Award Plan ("1998 Plan") was adopted under which both qualified and nonqualified options can be granted and common stock can be awarded to employees as compensation. The Company's Board of Directors in 2001 determined that all new options would be granted under the 1998 Plan. Directors options vest immediately and officers and employees vest over three and five years. A total of 400,000 options or shares can be granted to directors and employees of the Company under the 1998 Plan. As of March 31, 2004, 18,830 options or shares remain available for grant. A summary of stock option transactions follows ($ in thousands, except per share amounts):

                                                                                    RANGE
                                                                                   OF PER       WEIGHTED-
                                                                                    SHARE        AVERAGE      AGGREGATE
                                                                    NUMBER OF      OPTION       PER SHARE      OPTION
                                                                     SHARES         PRICE        PRICE          PRICE

              Outstanding at December 31, 2002..................     311,527     $ 8.62-15.38      11.02        3,433

              Options granted...................................      45,105            15.15      15.15          683
              Options exercised.................................     (43,633)      8.62-10.03       9.87         (431)
              Options forfeited.................................      (1,972)      9.00-11.95      11.17          (22)
                                                                     -------                                   ------

              Outstanding at March 31, 2003.....................     311,027     $ 9.00-15.38      11.78        3,663
                                                                     =======     ============      =====        =====

              Outstanding at December 31, 2003..................     310,086       8.62-24.15      12.40        3,845

              Options exercised.................................      (9,167)      9.00-15.38      11.88         (109)
              Options forfeited.................................        (966)           11.95      11.95          (11)
                                                                     -------                                   ------

              Outstanding at March 31, 2004.....................     299,953     $ 8.62-24.15      12.42        3,725
                                                                     =======     ============      =====        =====

                                                                                                           (continued)

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

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                          ------------------
                                                                            2004      2003
                                                                           -----     ------
            Net earnings, as reported ................................     $ 863        461

            Deduct:  Total stock-based employee compensation
                  determined under the fair value based method for all
                  awards, net of related tax benefit .................       (25)       (33)
                                                                           -----     ------

            Pro forma net earnings ...................................     $ 838        428
                                                                           =====     ======

            Basic earnings per share:
                  As reported ........................................     $ .38        .21
                                                                           =====     ======

                  Pro forma ..........................................     $ .37        .19
                                                                           =====     ======

            Diluted earnings per share:
                  As reported ........................................     $ .37        .21
                                                                           =====     ======

                  Pro forma ..........................................     $ .36        .19
                                                                           =====     ======

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         2004             2003
                                                                         ----             ----
            Risk-free interest rate .........................              --%             4.5%
            Dividend yield ..................................              --%             4.0%
            Expected volatility .............................              --%            13.5%
            Expected life in years ..........................              --          5 or 10

            Weighted-average grant date fair value of options
                  issued during the year ....................           $  --             1.95
                                                                        =====            =====

                                                                                    (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

5. STOCK AWARD PLANS, CONTINUED. Also, the Company awarded shares of restricted common stock to employees under the 1998 Plan. Four years following the date of grant these restricted stock awards become entirely vested. The Company is amortizing these restricted stock awards into salaries and employee benefits over the four-year period. From the date awarded, the employees are entitled to dividends paid on common stock and may vote these shares. These restricted shares are as follows:

                                                         SHARES
                                                         ------
            Shares outstanding at December 31, 2002      12,142
            Shares granted ........................      10,891
            Shares forfeited ......................      (1,337)
                                                        -------

            Shares outstanding at March 31, 2003 ..      21,696
                                                        =======

            Shares outstanding at December 31, 2003      15,663
            Shares forfeited ......................        (340)
                                                        -------

            Shares outstanding at March 31, 2004 ..      15,323
                                                        =======

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                        REVIEW BY INDEPENDENT ACCOUNTANTS

Hacker, Johnson & Smith PA, the Company's independent accountants, have made a limited review of the interim financial data as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                         INDEPENDENT ACCOUNTANTS' REPORT


Pointe Financial Corporation
Boca Raton, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Pointe Financial Corporation and Subsidiaries (the "Company") as of March 31, 2004, and the related condensed consolidated statements of earnings, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 13, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Hacker, Johnson & Smith PA


HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
April 15, 2004

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

               COMPARISON OF MARCH 31, 2004 AND DECEMBER 31, 2003

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash during the three months ended March 31, 2004 was from net deposit inflows of $22.9 million and $28.5 million from maturities and exercised call options by issuers of government securities that were held in the Company's available for sale portfolio. Cash was used primarily for net loan originations of $4.0 million and for the purchase of securities available for sale of $27.5 million. At March 31, 2004, the Company had outstanding commitments to originate loans of $36.8 million and time deposits of $71.2 million that mature in one year or less. It is expected that these requirements will be funded from the sources described above. At March 31, 2004, the Bank exceeded its regulatory liquidity requirements.

The following table shows selected rates for the periods ended or at the dates indicated:

                                                                    THREE MONTHS                      THREE MONTHS
                                                                        ENDED        YEAR ENDED           ENDED
                                                                     MARCH 31,      DECEMBER 31,        MARCH 31,
                                                                        2004            2003              2003
                                                                    ------------    ------------     -------------
        Average equity as a percentage
           of average assets.........................................   10.13%           10.07%           10.02%

        Equity to total assets at end of period......................    9.63%           10.01%            9.99%

        Return on average assets (1).................................     .99%             .75%             .56%

        Return on average equity (1).................................    9.76%            7.42%            5.63%

        Noninterest expense to average assets (1)....................    3.82%            3.92%            3.96%

        Nonperforming loans and foreclosed real estate
           to total assets at end of period..........................     .22%             .21%             .07%

        (1) Annualized for the three months ended March 31, 2004 and 2003.

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

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at March 31, 2004, follows (in thousands):


                                                                CONTRACT
                                                                 AMOUNT

              Commitments to extend credit.................     $ 25,476
                                                                ========

              Unused lines of credit.......................     $ 36,784
                                                                ========

              Standby letters of credit....................     $  2,398
                                                                ========

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in the next twelve months.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at March 31, 2004. See note 4 to the condensed consolidated financial statements.

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

                                                           THREE MONTHS ENDED MARCH 31,
                                                                  2004                             2003
                                                    ---------------------------------------------------------------
                                                                INTEREST    AVERAGE              INTEREST   AVERAGE
                                                      AVERAGE     AND       YIELD/       AVERAGE    AND     YIELD/
                                                      BALANCE   DIVIDENDS    RATE        BALANCE  DIVIDENDS   RATE
                                                      -------   ---------   -------      -------  ---------  -------
                                                                         ($ IN THOUSANDS)
Interest-earning assets:
   Loans....................................        $ 256,177       4,072      6.36%   $ 215,547     3,700     6.87%
   Securities (1)...........................           67,794         663      4.19       68,845       704     4.35
   Other interest-earning assets (2)........            4,577          28      2.45       25,484        97     1.52
                                                    ---------     -------               --------  --------

       Total interest-earning assets........          328,548       4,763      5.86      309,876     4,501     5.87
                                                                    -----                            -----

   Noninterest-earning assets (3)...........           20,330                             16,751
                                                     --------                           --------

       Total assets.........................        $ 348,878                          $ 326,627
                                                      =======                            =======

Interest-bearing liabilities:
   Savings and NOW deposits.................           33,716          36       .43       25,116        40      .64
   Money-market deposits....................           84,408         196       .93       77,828       238     1.22
   Time deposits............................           73,942         415      2.25       88,393       660     2.99
   Borrowings (4)...........................           50,393         440      3.49       47,897       509     4.25
                                                      -------      ------               --------   -------

       Total interest-bearing liabilities...          242,459       1,087      1.79      239,234     1,447     2.42
                                                                    -----                            -----

   Demand deposits..........................           66,569                             51,121
   Noninterest-bearing liabilities..........            4,498                              3,542
   Stockholders' equity.....................           35,352                             32,730
                                                     --------                           --------

       Total liabilities and stockholders'
           equity...........................        $ 348,878                          $ 326,627
                                                      =======                            =======

Net interest income.........................                      $ 3,676                          $ 3,054
                                                                    =====                            =====

Interest-rate spread (5)....................                                   4.07%                           3.45%
                                                                               ====                            ====

Net interest margin (6).....................                                   4.48%                           3.94%
                                                                               ====                            ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities.....             1.36                               1.30
                                                         ====                               ====

(1)      Yield on securities is stated on a tax equivalent basis.
(2) Includes interest-bearing deposits, Federal Home Loan Bank stock and Federal Reserve Bank stock.
(3)      Includes nonaccrual loans.
(4) Includes advances from Federal Home Loan Bank and other borrowings which consist of investment repurchase agreements.
(5) Interest-rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(6) Net interest margin is net interest income divided by average interest-earning assets.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


GENERAL. Net earnings for the three months ended March 31, 2004 were $863,000 or $.38 basic and $.37 diluted earnings per share compared to net earnings of $461,000 or $.21 basic and diluted earnings per share for the three months ended March 31, 2003. The increase in the Company's net earnings was primarily due to an increase in net interest income and noninterest income.

INTEREST INCOME AND EXPENSE. Interest income increased by $262,000, or 5.8%, from $4.5 million for the three months ended March 31, 2003 to $4.8 million for the three months ended March 31, 2004. Interest income on loans increased $372,000 due to an increase in the average loan portfolio balance from $215.5 million for the three months ended March 31, 2003 to $256.2 million for the comparable period in 2004 partially offset by a decrease in the average yield earned from 6.87% in 2003 to 6.36% in 2004. Interest on securities decreased $41,000 due to a decrease in the weighted-average yield to 4.19% from 4.35% in the 2003 period and a decrease in the average securities portfolio balance from $68.8 million in 2003 to $67.8 million in 2004.

Interest expense on deposits decreased to $647,000 for the three months ended
     March 31, 2004 from $938,000 for the three months ended March 31, 2003. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 1.96% in 2003 to 1.35% in 2004.

Interest expense on borrowings decreased $69,000 to $440,000 for the three months ended March 31, 2004 from $509,000 for the three months ended March 31, 2003. Interest expense on borrowings decreased due to a decrease in the weighted-average rate paid for the three months ended March 31, 2004 to 3.49% compared to 4.25% for the same period in 2003 partially offset by an increase in the average balance of borrowings outstanding from $47.9 million in 2003 to $50.4 million in 2004.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision of $100,000 for the three months ended March 31, 2004. Management believes the balance in the allowance for loan losses of $3.6 million at March 31, 2004 is adequate.

NONINTEREST INCOME. Noninterest income increased $272,000 primarily due to a gain on sale of premises and equipment of $320,000, partially offset by a decrease in loan correspondent fees of $53,000 for the three months ended March 31, 2004 compared to the same period in 2003.

NONINTEREST EXPENSES. Noninterest expenses increased $100,000 for the three months ended March 31, 2004 compared to the same period in 2003, primarily due to increases in salaries and employee benefits of $232,000 which relate to the Company's overall expansion.

INCOME TAXES. Income taxes for the three months ended March 31, 2004 were $388,000 (an effective rate of 31.0%) compared to $196,000 (an effective rate of 29.8%) for the comparable 2003 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the interest-rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, and is effected by adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There has been no significant change in the Company's market risk exposure since December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

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

              10.17***  Employment agreement between the Company and Jean
                        Murphy-Engler. (Exhibit 10.17 to the Form 10-QSB filed
                        August 9, 2002).

              10.18***  Employment  agreement  between  the  Company  and John P.  Dover.  (Exhibit  10.18 to the Form
                        10-QSB filed August 9, 2002).

              10.19*    Amended and restated  lease  agreement  dated May 13, 2002, by and between  21845  Powerline
                        Road, Ltd. and Pointe Bank.

              10.20     Standard Retail Lease Agreement dated June 25, 2002 between Marquesa, Inc. and Pointe Bank.

              11.1      Statement  regarding  calculation  of earnings per common  share  (included in Note 3 to the
                        Condensed Consolidated Financial Statements).

              12.1 Statement regarding calculation of ratio of earnings to fixed charges (included in Audited Consolidated
                        Financial Statements in the 2001 Form 10-K).

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

***   Contracts with Management.

(b)   Reports on Form 8-K

      During the first quarter, the Company filed a report on Form 8-K dated January 15, 2004 reporting the press release covering the results for fourth quarter of 2003.

      During the first quarter, the Company filed a report on Form 8-K dated February 20, 2004 reporting the press release covering the branch sale of the Company's Boca Greens office.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             POINTE FINANCIAL CORPORATION
                                (Registrant)


Date:  May 7, 2004          By: /s/ R. Carl Palmer, Jr.
       -----------              ----------------------------------------------
                                    R. Carl Palmer, Jr.,
                                    Chairman of the
                                    Board, President
                                    and Chief
                                    Executive Officer


Date:  May 7, 2004         By: /s/ Bradley R. Meredith
       -----------             -----------------------------------------------
                                    Bradley R. Meredith, Senior Vice President
                                    and Chief Financial Officer