Form 10-Q
period 2004-06-30
POINTE FINANCIAL CORP
filed 2004-08-16
CIK 917331

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

              For the transition period from           to
                                             ---------    ---------

Commission file number 0-24433
                      --------

                          POINTE FINANCIAL CORPORATION
                          ----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Florida                                                 65-0451402
        -------                                                 ----------
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

21845 Powerline Road
Boca Raton, Florida                                                33433
-------------------                                                -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                 (561) 368-6300
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


          -------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES  [X]    NO [ ]

    Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]     NO [X]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                2,274,610 shares
--------------------------------------            ------------------------------
           (class)                                Outstanding at August 13, 2004

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX


PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                                          PAGE
     Condensed Consolidated Balance Sheets -
       at June 30, 2004 (unaudited) and at December 31, 2003................................2

     Condensed Consolidated Statements of Earnings -
       Three and Six Months ended June 30, 2004 and 2003 (unaudited)........................3

     Condensed Consolidated Statements of Changes in Stockholders' Equity -
       Six Months ended June 30, 2004 and 2003 (unaudited)..................................4

     Condensed Consolidated Statements of Cash Flows -
       Six Months ended June 30, 2004 and 2003 (unaudited)................................5-6

     Notes to Condensed Consolidated Financial Statements (unaudited)....................7-11

     Review by Independent Registered Public Accounting Firm...............................12

     Report of Independent Registered Public Accounting Firm...............................13

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS..........................................................14-19

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................20

   ITEM 4.  CONTROLS AND PROCEDURES........................................................20

PART II. OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................20-21

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................................22-23

SIGNATURES.................................................................................24

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 ($ IN THOUSANDS)

                                                                                 JUNE 30,      DECEMBER 31,
    ASSETS                                                                         2004           2003
                                                                                 ---------      --------
                                                                                (UNAUDITED)
Cash and due from banks ....................................................     $  13,687        12,341
Interest-bearing deposits with banks .......................................         2,153           602
                                                                                 ---------      --------

       Total cash and cash equivalents .....................................        15,840        12,943

Securities available for sale ..............................................        70,080        69,344
Loans, net of allowance for loan losses of $3,301 and $3,441 ...............       272,501       250,331
Loans held for sale ........................................................         2,904         3,084
Accrued interest receivable ................................................         2,033         2,072
Premises and equipment, net ................................................         2,921         3,482
Federal Home Loan Bank stock, at cost ......................................         2,163         1,915
Federal Reserve Bank stock, at cost ........................................           479           479
Branch acquisition intangible asset ........................................         2,853         2,974
Deferred income tax asset ..................................................           786           786
Other assets ...............................................................         1,705         1,304
                                                                                 ---------      --------

       Total ...............................................................     $ 374,265       348,714
                                                                                 =========      ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Noninterest-bearing demand deposits .....................................        83,483        71,326
   Savings and NOW deposits ................................................        36,523        32,562
   Money-market deposits ...................................................        82,411        84,443
   Time deposits ...........................................................        80,152        75,535
                                                                                 ---------      --------

       Total deposits ......................................................       282,569       263,866

   Official checks .........................................................         2,696         2,143
   Federal Home Loan Bank advances .........................................        36,625        30,875
   Other borrowings ........................................................        14,827        15,050
   Accrued interest payable ................................................           372           393
   Advance payments by borrowers for taxes and insurance ...................           547           260
   Other liabilities .......................................................         1,020         1,210
                                                                                 ---------      --------

       Total liabilities ...................................................       338,656       313,797
                                                                                 ---------      --------
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued            --            --
   Common stock, $.01 par value, 5,000,000 shares authorized; 2,571,135 and
     2,549,028 shares issued ...............................................            26            25
   Additional paid-in capital ..............................................        27,065        26,617
   Retained earnings .......................................................        12,087        10,835
   Accumulated other comprehensive (loss) income ...........................          (324)          576
   Treasury stock, at cost (297,000 shares) ................................        (3,000)       (3,000)
   Stock incentive plan ....................................................          (245)         (136)
                                                                                 ---------      --------

       Total stockholders' equity ..........................................        35,609        34,917
                                                                                 ---------      --------

       Total ...............................................................     $ 374,265       348,714
                                                                                 =========      ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                JUNE 30,                    JUNE 30,
                                                        ------------------------     -----------------------
                                                           2004          2003           2004         2003
                                                        ----------     ---------     ---------     ---------
                                                               (UNAUDITED)                 (UNAUDITED)
Interest income:
    Loans .........................................     $    4,163         3,834         8,235         7,534
    Securities available for sale .................            788           706         1,451         1,410
    Other .........................................             29            42            57           139
                                                        ----------     ---------     ---------     ---------

          Total interest income ...................          4,980         4,582         9,743         9,083
                                                        ----------     ---------     ---------     ---------

Interest expense:
    Deposits ......................................            661           816         1,308         1,754
    Borrowings ....................................            449           445           889           954
                                                        ----------     ---------     ---------     ---------

          Total interest expense ..................          1,110         1,261         2,197         2,708
                                                        ----------     ---------     ---------     ---------

Net interest income ...............................          3,870         3,321         7,546         6,375

          Provision for loan losses ...............            115           200           215           100
                                                        ----------     ---------     ---------     ---------

Net interest income after provision for loan losses          3,755         3,121         7,331         6,275
                                                        ----------     ---------     ---------     ---------

Noninterest income:
    Service charges and fees on deposit accounts ..            517           470         1,001           920
    Gain on sale of premises and equipment ........             --            --           320            --
    Net realized gains on sale of securities ......             62           256            62           256
    Loan correspondent fees .......................             69            93           105           182
    Other .........................................            205           141           370           335
                                                        ----------     ---------     ---------     ---------

          Total noninterest income ................            853           960         1,858         1,693
                                                        ----------     ---------     ---------     ---------

Noninterest expenses:
    Salaries and employee benefits ................          1,772         1,609         3,666         3,271
    Occupancy and equipment .......................            623           658         1,217         1,288
    Advertising and promotion .....................             77            70           127           155
    Professional fees .............................            171            96           239           172
    Data processing ...............................            178           221           349           429
    Amortization of intangible asset ..............             61            60           121           121
    Other .........................................            555           531         1,048         1,039
                                                        ----------     ---------     ---------     ---------

          Total noninterest expenses ..............          3,437         3,245         6,767         6,475
                                                        ----------     ---------     ---------     ---------

          Earnings before income taxes ............          1,171           836         2,422         1,493

Income taxes ......................................            376           260           764           456
                                                        ----------     ---------     ---------     ---------

          Net earnings ............................     $      795           576         1,658         1,037
                                                        ==========     =========     =========     =========

Earnings per share:
    Basic .........................................     $      .35           .26           .73           .47
                                                        ==========     =========     =========     =========

    Diluted .......................................     $      .34           .25           .70           .46
                                                        ==========     =========     =========     =========


Weighted-average shares outstanding for basic .....     $2,264,380     2,229,751     2,261,583     2,213,068
                                                        ==========     =========     =========     =========

Weighted-average shares outstanding for diluted ...     $2,364,607     2,292,415     2,359.981     2,265,903
                                                        ==========     =========     =========     =========

Dividends per share ...............................     $     0.09           .05           .18           .10
                                                        ==========     =========     =========     =========

See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                ($ IN THOUSANDS)

                                                                                                               ACCUMULATED
                                                                                                                 OTHER
                                                                                                                 COMPRE-    TOTAL
                                               COMMON STOCK      ADDITIONAL    STOCK                             HENSIVE    STOCK-
                                             -----------------    PAID-IN    INCENTIVE  TREASURY    RETAINED     INCOME     HOLDERS'
                                             SHARES     AMOUNT    CAPITAL      PLAN      STOCK      EARNINGS     (LOSS)     EQUITY
                                             ------     ------    -------      ----      -----      --------    --------    ------
Balance at December 31, 2002 ............  2,471,668      $25      25,540       (52)     (3,000)       8,878       940       32,331
                                                                                                                             ------
Comprehensive income:
     Net earnings (unaudited) ...........         --       --          --        --          --        1,037        --        1,037
     Net change in unrealized
         gain on securities available
         for sale, net of taxes
         (unaudited) ....................         --       --          --        --          --           --        20           20
                                                                                                                            -------

Comprehensive income (unaudited) ........                                                                                     1,057
                                                                                                                            -------
Common stock options exercised
     (unaudited) ........................     51,694       --         649        --          --           --        --          649

Shares issued in stock incentive
     plan (unaudited) ...................     10,891       --         165      (165)         --           --        --           --


Shares committed to participants
     in stock incentive plan (unaudited)          --       --          --         8          --           --        --            8

Committed shares cancelled in stock
     incentive plan (unaudited) .........     (2,926)      --         (33)      (33)         --           --        --           --

Cash dividends paid (unaudited) .........         --       --          --        --          --         (221)       --         (221)
                                          ----------      ---     -------      ----      ------      -------      ----      -------

Balance at June 30, 2003
     (unaudited) ........................  2,531,327      $25      26,321      (176)     (3,000)       9,694       960       33,824
                                          ==========      ===     =======      ====      ======      =======      ====      =======

Balance at December 31, 2003 ............  2,549,028      $25      26,617      (136)     (3,000)      10,835       576       34,917


Comprehensive income (loss):
     Net earnings (unaudited) ...........         --       --          --        --          --        1,658        --        1,658
     Net change in unrealized
         gain on securities
         available for sale,
         net of taxes (unaudited) .......         --       --          --        --          --           --      (900)        (900)
                                                                                                                            -------

Comprehensive income (unaudited) ........         --       --          --        --          --           --        --          758
                                                                                                                            -------

Common stock options exercised
     (unaudited) ........................     18,156        1         317        --          --           --        --          318

Shares issued in stock incentive plan
     (unaudited) ........................      5,425       --         152      (152)         --           --        --           --

Shares committed to participants
     in stock incentive plan  (unaudited)         --       --          --       (22)         --           --        --          (22)

Shares cancelled in stock
     incentive plan (unaudited) .........     (1,474)      --         (21)       21          --           --        --           --

Cash dividends paid (unaudited) .........         --       --          --        --          --         (406)       --         (406)
                                          ----------      ---     -------      ----      ------      -------      ----      -------

Balance at June 30, 2004
     (unaudited) ........................  2,571,135      $26      27,065      (245)     (3,000)      12,087      (324)      35,609
                                          ==========      ===     =======      ====      ======      =======      ====      =======

See Accompanying Notes to Condensed Consolidated Financial Statements

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                    SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                    2004         2003
                                                                                  --------      -------
                                                                                        (UNAUDITED)
Cash flows from operating activities:
    Net earnings ............................................................     $  1,658        1,037
    Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities:
            Provision for loan losses .......................................          215          100
            Depreciation and amortization ...................................          312          353
            Net amortization of fees, premiums, discounts and other .........          (88)          37
            Shares committed to participants in stock incentive plan ........           22            8
            Gain on sale of securities available for sale ...................          (62)        (256)
            Gain on sale of premises and equipment ..........................         (320)          --
            Gain on sale of foreclosed real estate ..........................           --          (12)
            Originations of loans held for sale .............................           --       (3,069)
            Repayments of loans held for sale ...............................          180          150
            Decrease in accrued interest receivable .........................           39          115
            Decrease (increase) in other assets .............................          249         (268)
            Increase in official checks .....................................          553          399
            Decrease in accrued interest payable ............................          (21)        (166)
            Decrease in other liabilities ...................................         (190)        (117)
                                                                                  --------      -------

                Net cash provided by (used in) operating activities .........        2,547       (1,689)
                                                                                  --------      -------

Cash flows from investing activities:
    Purchase of securities available for sale ...............................      (40,558)     (43,401)
    Maturities and calls of securities available for sale ...................       32,505       38,027

Principal repayments on securities available for sale .......................          230          792
    Proceeds from sale of securities available for sale .....................        5,578        3,262
    Net increase in loans ...................................................      (22,057)     (14,585)
    Proceeds from sale of premises and equipment ............................          856           --
    Purchase of premises and equipment, net .................................         (287)        (264)
    Proceeds from sale of foreclosed real estate ............................           --          129
    Net (increase) decrease in Federal Home Loan Bank stock .................         (248)       1,000
                                                                                  --------      -------

                Net cash used in investing activities .......................      (23,981)     (15,040)
                                                                                  --------      -------

Cash flows from financing activities:
    Net increase in deposits ................................................       18,703       14,090
    Net (decrease) increase in other borrowings .............................         (223)         340
    Net increase (decrease) in Federal Home Loan Bank advances ..............        5,750      (15,000)
    Increase in advance payments by borrowers for taxes and insurance .......          287          433
    Cash dividends paid on common stock .....................................         (406)        (221)
    Proceeds from exercise of stock options .................................          220          552
                                                                                  --------      -------

                Net cash provided by financing activities ...................       24,331          194
                                                                                  --------      -------
                Net increase (decrease) in cash and cash equivalents ........        2,897      (16,535)

Cash and cash equivalents at beginning of period ............................       12,943       35,648
                                                                                  --------      -------

Cash and cash equivalents at end of period ..................................     $ 15,840       19,113
                                                                                  ========      =======
                                                                                             (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

                                ($ IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                    2004         2003
                                                                                  --------      -------
                                                                                (UNAUDITED)
Supplemental disclosure of cash flow information: Cash paid during the period for:
    Interest ................................................................     $  2,218        2,874
                                                                                  ========      =======


    Income taxes ............................................................     $    611          695
                                                                                  ========      =======

 Noncash transactions:
    Reclassification of loans to foreclosed real estate .....................     $     --           --
                                                                                  ========      =======

    Reclassification of other assets to foreclosed real estate ..............     $     --           --
                                                                                  ========      =======

    Accumulated other comprehensive income (loss), net change in unrealized
        gain (loss) on securities available for sale, net of tax ............     $   (900)          20
                                                                                  ========      =======

    Tax benefit related to exercise of common stock options .................     $     98           97
                                                                                  ========      =======

    Activity in stock incentive plan, net ...................................     $   (109)        (124)
                                                                                  ========      =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. GENERAL. In the opinion of the management of Pointe Financial
        Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004, the results of operations for the three- and six-month periods ended June 30, 2004 and 2003 and cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

        Pointe Financial Corporation (the "Holding Company") owns 100% of Pointe Bank (the "Bank"), a state-chartered commercial bank, and Pointe Financial Services, Inc. On February 12, 2002, the Bank incorporated an additional subsidiary, Will No-No, Inc., a Florida Corporation, which owns, maintains, and disposes of the Bank's foreclosed assets (collectively, the "Company"). The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its nine banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary and Will No-No, Inc. had no activity during the six months ended June 30, 2004.

2. LOAN IMPAIRMENT AND LOAN LOSSES. The activity in the allowance for loan losses is as follows (in thousands):

                                              THREE MONTHS ENDED      SIX MONTHS  ENDED
                                                    JUNE 30,                JUNE 30,
                                              -------------------      ------------------
                                                2004        2003        2004        2003
                                              -------      ------      ------      ------
           Balance at beginning of period     $ 3,550       3,371       3,441       3,519
           Provision for loan losses ....         115         200         215         100
           Net loans charged-off ........        (364)        (48)       (355)        (96)
                                              -------      ------      ------      ------

           Balance at end of period .....     $ 3,301       3,523       3,301       3,523
                                              =======      ======      ======      ======

        The following summarizes the amount of impaired loans (in thousands):

                                                                                     AT
                                                                          -------------------------
                                                                            JUNE 30,     DECEMBER 31,
                                                                          ----------     ----------
                                                                             2004             2003
                                                                          ----------     ----------
           Loans identified as impaired:
               Gross loans with related allowance for losses recorded     $       --             --
               Less allowance for losses on these loans .............             --             --
                                                                          ----------     ----------

           Net investment in impaired loans .........................     $       --             --
                                                                          ==========     ==========

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

2. LOAN IMPAIRMENT AND LOAN LOSSES, CONTINUED. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                            -----------------------     ----------------------
                                                               2004          2003         2004          2003
                                                            ---------     ---------     ---------     --------

           Average net investment in impaired loans ...     $      --            --            --           --
                                                            =========     =========     =========     ========

           Interest income recognized on impaired loans     $      --            --            --           --
                                                            =========     =========     =========     ========

           Interest income received on impaired loans .     $      --            --            --           --
                                                            =========     =========     =========     ========

        Non accrual and past due loans were as follows (in thousands):

                                                                                   AT JUNE 30,
                                                                               2004            2003
                                                                              ------           -----
        Nonaccrual loans..............................................        $  120             377
        Past due ninety days or more, but still accruing...............          678              41
                                                                              ------           -----
                                                                              $  798             418
                                                                              ======          ======

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

                                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   JUNE 30,                   JUNE 30,
                                                           -----------------------     -----------------------
                                                              2004          2003          2004          2003
                                                           ---------     ---------     ---------     ---------
           Weighted-average number of common shares
             outstanding, for basic EPS ..............     2,264,380     2,229,751     2,261,583     2,213,068
           Effect of dilutive options ................       100,227        62,664        98,398        52,835
                                                           ---------     ---------     ---------     ---------

           Weighted-average number of common shares
             outstanding used to calculate diluted EPS     2,364,607     2,292,415     2,359,981     2,265,903
                                                           =========     =========     =========     =========

4. REGULATORY CAPITAL. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2004 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                      REGULATORY
                                                                        ACTUAL        REQUIREMENT
                                                                        ------        -----------

            Total capital to risk-weighted assets.....................   11.84%           8.00%
            Tier I capital to risk-weighted assets....................   10.68%           4.00%
            Tier I capital to total assets - leverage ratio...........    8.35%           4.00%

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

5. STOCK AWARD PLANS. Certain key employees and directors of the Company have options to purchase shares of the Company's common stock under a nonqualified stock option plan adopted in 1994. In 1998, a new Incentive Compensation and Stock Award Plan ("1998 Plan") was adopted under which both qualified and nonqualified options and shares of restricted stock can be granted and awarded, as applicable, to employees and directors. The Company's Board of Directors in 2001 determined that all new options would be granted under the 1998 Plan. Directors options vest immediately and officers and employees vest over three and five years. A total of 400,000 options or shares can be granted to directors and employees of the Company under the 1998 Plan. As of June 30, 2004, 1,855 options or shares remain available for grant. A summary of stock option transactions follows ($ in thousands, except per share amounts):

                                                                                    RANGE
                                                                                    OF PER       WEIGHTED-   AVERAGE
                                                                                    SHARE        AVERAGE    AGGREGATE
                                                                     NUMBER OF      OPTION       PER SHARE    OPTION
                                                                      SHARES        PRICE          PRICE       PRICE
                                                                      ------        -----          -----       -----

              Outstanding at December 31, 2002..................     311,527    $ 8.62-15.375      11.02        3,433
              Options granted...................................      70,105      15.15-16.30      15.56        1,091
              Options exercised.................................     (51,694)     8.62-15.375      10.69         (553)
              Options forfeited.................................      (3,561)      9.00-11.95      11.52          (41)
                                                                    --------                                  -------

              Outstanding at June 30, 2003......................     326,377    $  9.00-16.30      12.04        3,930
                                                                     =======    =============      =====        =====

              Outstanding at December 31, 2003..................     310,086       9.00-24.15      12.40        3,845

              Options granted...................................      14,000            28.00      28.00          392
              Options exercised.................................     (18,156)     9.00-15.375      12.11         (220)
              Options forfeited.................................      (2,282)     11.95-13.10      12.29          (28)
                                                                    --------                       -----      -------

              Outstanding at June 30, 2004......................     303,648    $  9.00-28.00      13.14        3,989
                                                                    ========    =============      =====      =======

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

5. STOCK AWARD PLANS, CONTINUED. The Company accounts for their stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. No stock option-based employee compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure to stock-based employee compensation ($ in thousands, except per share amounts).

                                                            THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                 JUNE 30,               JUNE 30,
                                                        ---------------------     ---------------------
                                                            2004        2003        2004        2003
                                                        ----------     ------     -------     ---------
           Net earnings, as reported ..............     $      795        576       1,658         1,037

           Deduct:  Total stock-based employee
                 compensation determined under the
                 fair value based method for all
                 awards, net of related tax benefit            (34)       (85)        (59)         (118)
                                                        ----------     ------     -------     ---------

           Pro forma net earnings .................     $      761        491       1,599           919
                                                        ==========     ======     =======     =========

           Basic earnings per share:
                 As reported ......................     $      .35        .26         .73           .47
                                                        ==========     ======     =======     =========

                 Pro forma ........................     $      .34        .22         .71           .22
                                                        ==========     ======     =======     =========


           Diluted earnings per share:
                 As reported ......................     $      .34        .25         .70           .46
                                                        ==========     ======     =======     =========

                 Pro forma ........................     $      .32        .21         .68           .21
                                                        ==========     ======     =======     =========

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  2004           2003
                                                                                  ----           ----
               Risk-free interest rate...................................         4.8%           4.5%
               Expected dividend yield...................................         2.0%           2.0%
               Expected volatility.......................................        16.5%     13.5-17.5%
               Expected life in years....................................          10             10

               Weighted-average grant date fair value of options
                     issued during the period............................    $   7.38           2.77
                                                                             ========      =========

                                                                     (continued)

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

5. STOCK AWARDS PLANS, CONTINUED. Also, the Company awarded shares of restricted common stock to employees under the 1998 Plan. Four years following the date of the grant these restricted stock awards become entirely vested. The Company is amortizing these restricted stock awards into salaries and employee benefits over the four-year period. From the date awarded, the employees are entitled to dividends paid on common stock and may vote these shares. These restricted shares are as follows:

                                                                        Shares
                                                                        ------

               Shares outstanding at December 31, 2002................  12,142
               Shares granted.....................................      10,891
               Shares forfeited...................................      (2,926)
               Shares issued..........................................  (2,955)
                                                                         -----

               Shares outstanding at June 30, 2003....................  17,152
                                                                        ======

               Shares outstanding at December 31, 2003................  15,663
               Shares granted.........................................   5,425
               Shares forfeited.......................................  (1,474)
                                                                         -----

               Shares outstanding at June 30, 2004....................  19,614
                                                                        ======

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

             REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2004, and for the three- and six-month periods ended June 30, 2004 and 2003 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Pointe Financial Corporation
Boca Raton, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Pointe Financial Corporation and Subsidiaries (the "Company") as of June 30, 2004, the related condensed consolidated statements of earnings for the three- and six- month periods ended June 30, 2004 and 2003, the related condensed consolidated statements of cash flows and changes in stockholders' equity for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with the standards established by the Public Company Accounting Oversight Board. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with United States generally accepted accounting principles.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 13, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Hacker, Johnson & Smith PA


HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
July 15, 2004

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                COMPARISON OF JUNE 30, 2004 AND DECEMBER 31, 2003

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of cash during the six months ended June 30, 2004 was from net deposit inflows of $18.7 million and $38.0 million from maturities, sales and exercised call options by issuers of government securities that were held in the Company's available for sale portfolio. Cash was used primarily for net loan originations of $22.0 million and for the purchase of securities available for sale of $40.6 million. At June 30, 2004, the Company had outstanding commitments to originate loans of $22.6 million and time deposits of $54.8 million that mature in one year or less. It is expected that these requirements will be funded from the sources described above. At June 30, 2004, the Bank exceeded its regulatory liquidity requirements.

The following table shows selected rates for the periods ended or at the dates indicated:

                                                                     SIX MONTHS                        SIX MONTHS
                                                                        ENDED        YEAR ENDED           ENDED
                                                                      JUNE 30,      DECEMBER 31,        JUNE 30,
                                                                        2004            2003              2003
                                                                   --------------  ---------------   ---------------
        Average equity as a percentage
           of average assets.........................................    9.87%           10.07%           10.17%

        Equity to total assets at end of period......................    9.51%           10.01%           10.29%

        Return on average assets (1).................................     .92%             .75%             .64%

        Return on average equity (1).................................    9.37%            7.42%            6.27%

        Noninterest expense to average assets (1)....................    3.77%            3.92%            3.98%

        Nonperforming loans and foreclosed real estate
           to total assets at end of period..........................     .03%             .21%             .11%

        (1) Annualized for the six months ended June 30, 2004 and 2003.

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

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at June 30, 2004, follows (in thousands):

                                                                     CONTRACT
                                                                      AMOUNT
                                                                      ------

              Commitments to extend credit.........................   $22,602
                                                                      =======

              Unused lines of credit...............................   $39,273
                                                                      =======

              Standby letters of credit............................   $ 2,670
                                                                      =======

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in the next twelve months.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at June 30, 2004. See note 4 to the condensed consolidated financial statements.

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

                                                                       THREE MONTHS ENDED JUNE 30,
                                                     ------------------------------------------------------------
                                                                   2004                           2003
                                                     -----------------------------     --------------------------
                                                                 INTEREST    AVERAGE             INTEREST   AVERAGE
                                                     AVERAGE        AND      YIELD/    AVERAGE      AND     YIELD/
                                                     BALANCE     DIVIDENDS    RATE     BALANCE   DIVIDENDS   RATE
                                                     -------     ---------    ----     -------   ---------   ----
                                                                           ($ in Thousands)
Interest-earning assets:
   Loans......................................    $  266,329       4,163      6.25%    $ 226,088    3,834    6.78%
   Securities (1).............................        76,567         788      4.41        72,466      706    4.16
   Other interest-earning assets (2)..........         4,812          29      2.41         8,129       42    2.07
                                                     -------       -----                 -------    -----
       Total interest-earning assets..........       347,708       4,980      5.79       306,683    4,582    6.04
                                                                   -----                            -----

   Noninterest-earning assets (3).............        20,808                              17,458
                                                     -------                             -------

       Total assets...........................    $  368,516                           $ 324,141
                                                  ==========                           =========

Interest-bearing liabilities:
   Savings and NOW deposits...................        35,431          36       .41        26,516       42     .63
   Money-market deposits......................        86,687         208       .96        76,150      216    1.13
   Time deposits..............................        79,129         417      2.11        81,893      558    2.73
   Borrowings (4).............................        52,400         449      3.43        43,837      445    4.06
                                                     -------       -----                 -------    -----

       Total interest-bearing liabilities.....       253,647       1,110      1.75       228,396    1,261    2.21
                                                                   -----                            -----

   Demand deposits............................        75,208                              57,660
   Noninterest-bearing liabilities............         4,239                               4,661
   Stockholders' equity.......................        35,422                              33,424
                                                     -------                             -------
       Total liabilities and stockholders'
           equity.............................    $  368,516                           $ 324,141
                                                  ==========                           =========


Net interest income...........................                   $ 3,870                          $ 3,321
                                                                 =======                          ======

Interest-rate spread (5)......................                                4.04%                          3.83%
                                                                            ======                            ====

Net interest margin (6).......................                                4.45%                          4.33%
                                                                            ======                           ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities.......          1.37                                1.34
                                                       =====                                ====

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

                                                                        SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------------------------------------
                                                                   2004                           2003
                                                     -----------------------------     --------------------------
                                                                 INTEREST    AVERAGE             INTEREST   AVERAGE
                                                     AVERAGE        AND      YIELD/    AVERAGE      AND     YIELD/
                                                     BALANCE     DIVIDENDS    RATE     BALANCE   DIVIDENDS   RATE
                                                     -------     ---------    ----     -------   ---------   ----
                                                                           ($ in Thousands)
Interest-earning assets:
   Loans......................................       $261,253       8,235      6.30%   $ 220,847     7,534    6.82%
   Securities (1).............................         72,180       1,451      4.31       70,665     1,410    4.25
   Other interest-earning assets (2)..........          4,695          57      2.43       16,758       139    1.66
                                                     --------      ------                -------    -----

       Total interest-earning assets .........        338,128       9,743      5.82      308,270     9,083    5.95
                                                                   ------                           ------

   Noninterest-earning assets (3).............         20,569                             17,107
                                                     --------                          ---------

       Total assets...........................       $358,697                          $ 325,377
                                                     ========                          =========

Interest-bearing liabilities:
   Savings and NOW deposits...................         34,573          72       .42       25,820        82     .64
   Money-market deposits......................         85,548         404       .94       76,984       454    1.18
   Time deposits..............................         76,536         832      2.17       85,125     1,218    2.86
   Borrowings (4).............................         51,396         889      3.46       45,856       954    4.16
                                                     --------       -----              ---------    ------
       Total interest-bearing liabilities.....        248,053       2,197      1.77      233,785     2,708    2.32
                                                                   ------                           ------

   Demand deposits............................         70,888                             54,408
   Noninterest-bearing liabilities............          4,366                              4,108
   Stockholders' equity.......................         35,390                             33,076
                                                     --------                          ---------

       Total liabilities and stockholders'
           equity.............................       $358,697                          $ 325,377
                                                     ========                          =========

Net interest income...........................                     $7,546                           $6,375
                                                                   =======                          ======

Interest-rate spread (5)......................                                 4.05%                          3.63%
                                                                              =====                           ====

Net interest margin (6).......................                                 4.46%                          4.14%
                                                                              =====                           ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities.......            1.36                              1.32
                                                         =====                             =====

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

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

           COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003


   GENERAL. Net earnings for the three months ended June 30, 2004 were $795,000 or $.35 basic and $.34 diluted earnings per share compared to net earnings of $576,000 or $.26 basic and $.25 diluted earnings per share for the three months ended June 30, 2003. The increase in the Company's net earnings was primarily due to increased average interest-earning asset volumes offset by lower yielding interest-bearing liabilities.

   INTEREST INCOME AND EXPENSE. Interest income increased by $398,000, or 8.7%, to $5.0 million for the three months ended June 30, 2004 from $4.6 million for same period in 2003. Interest on loans increased by $329,000 or 8.6% to $4.2 million for the three months ended June 30, 2004 from $3.8 million for the same period in 2003. The increase is the result of a $40.2 million or 17.8% increase in average loan volumes to $266.3 million from $226.1 million at June 30, 2003 partially offset by a decline in the weighted-average yield to 6.25% for the three months ended June 30, 2004 from 6.78% for the same period 2003. Interest on securities increased $82,000 due an increase in the weighted-average yield to 4.41% from 4.16% in the 2003 period and an increase in the average securities portfolio balance to $76.6 million in 2004 from $72.5 million in 2003.

      Interest expense on deposits decreased $155,000 or 19.0% to $661,000 for the three months ended June 30, 2004 from $816,000 for the three months ended June 30, 2003. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits to 1.31% in 2004 from 1.77% in 2003, partially offset by an increase in the average balance to $201.2 million in 2004 from $184.6 million in 2003.

      Interest expense on borrowings increased to $449,000 from $445,000 for the three months ended June 30, 2004. Interest expense on borrowings increased due to an increase in the average balance of borrowings outstanding to $52.4 million in 2004 from $43.8 million in 2003 and a decrease in the weighted-average rate paid for the three months ended June 30, 2004 to 3.43% compared to 4.06% for the same period in 2003.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision of $115,000 for the three months ended June 30, 2003. Management believes the balance in the allowance for loan losses of $3.3 million at June 30, 2004 is adequate.

   NON-INTEREST INCOME. Non-interest income decreased $107,000 primarily due to decreased realized gains on the sale of securities of $194,000, decreased loan correspondent fees of $47,000 offset by increased service charges on deposit accounts of $47,000 and other miscellaneous fee income of $64,000 for the three months ended June 30, 2004 compared to the same period in 2003.

   NON-INTEREST EXPENSES. Non-interest expenses increased $192,000 for the three months ended June 30, 2004 compared to the same period in 2003. Professional fees increased $75,000, or 78.1% over the same period for 2003. Salaries and employee benefits increased $163,000, or 10.1% over the same period for 2003. In connection with the Annual Meeting of Stockholders in April 2004, one of our Directors, Clarita Kassin, commenced a solicitation of proxies in opposition to the previously Board approved proposals for that meeting. As a result of the solicitation of proxies by Director Kassin, the Company's expenses related to its annual meeting (primarily legal and proxy solicitor expenses) exceeded those normally spent for an annual meeting by an aggregate of approximately $104,000.

      In addition, following the annual meeting, Director Kassin, without advance notice to the Company, filed a change in control application with the Federal Reserve Bank of Atlanta, and another stockholder filed proxy materials with the Securities and Exchange Commission. The Company continues to incur significant legal expenses in those regards. Also, the stockholder that filed proxy materials with the SEC has indicated in its proxy materials that it may seek to have the Company pay that stockholder's expenses. Although the Company has no present intention to do so, if that stockholder is successful in asserting her plan, and the Company were to approve the payment by the Company of these expenses, the stockholder has estimated her expenses at $100,000, which would be in addition to the Company's own expenses.


   INCOME TAXES. Income taxes for the three months ended June 30, 2004 were $376,000 (an effective rate of 32.1%) compared to $260,000 (an effective rate of 31.1%) for the comparable 2003 period.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

            COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


   GENERAL. Net earnings for the six months ended June 30, 2004 were $1.7 million or $.73 basic and $.70 diluted earnings per share compared to net earnings of $1.0 million or $.47 basic and $.46 diluted earnings per share for the six months ended June 30, 2003. The increase in the Company's net earnings was primarily due to an increase in the net interest income, an increase in non-interest income, both partially offset by increases in the loan loss provision and non-interest expenses.

   INTEREST INCOME AND EXPENSE. Interest income increased by $660,000 or 7.3%, from $9.1 million for the six months ended June 30, 2003 to $9.7 million for the six months ended June 30, 2004. Interest income on loans increased $701,000 or 9.3% due to a $40.4 million increase in average loan volumes from $220.9 million in 2003 to $261.2 million in 2004 partially offset by a decline in the weighted-average yield from 6.82% in 2003 to 6.30% in 2004. Interest on securities increased $41,000 due to an increase in the weighted-average yield to 4.31% from 4.25% in the 2003 period, partially offset by an increase in the average securities portfolio balance from $70.7 million in 2003 to $72.2 million in 2004.

      Interest expense on deposits decreased to $1.3 million for the six months ended June 30, 2004 from $1.8 million for the six months ended June 30, 2003. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 1.87% in 2003 to 1.33% in 2004, partially offset by an increase in the average balance from $187.9 million in 2003 to $196.7 million in 2004. Interest expense on borrowings decreased $65,000 to $889,000 for the six months ended June 30, 2004 from $954,000 for the six months ended June 30, 2003. Interest expense on borrowings decreased due to a decrease in the weighted-average rate paid for the six months ended June 30, 2004 to 3.46% compared to 4.16% for the same period in 2003, partially offset by an increase in the average balance of borrowings outstanding from $45.9 million in 2003 to $51.4 million in 2004.

   PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision of $215,000 for the six months ended June 30, 2004 compared to a provision of $100,000 for the comparable period in 2003. Management believes the balance in the allowance for loan losses of $3.3 million at June 30, 2004 is adequate.

   NON-INTEREST INCOME. Non-interest income increased $165,000 primarily due to the sale of the Boca Greens branch during the six months ended June 30, 2004 which resulted in a gain of $320,000, increased service charges on deposit accounts of $81,000 offset by decreased realized gains on the sale of securities of $194,000 and decreased loan correspondent fees of $77,000.

   NON-INTEREST EXPENSES. Non-interest expenses increased $292,000 for the six months ended June 30, 2004 compared to the same period in 2003, primarily due to increases in salaries and employee benefits of $395,000 which relate to the Company's expansion.

   INCOME TAXES. Income taxes for the six months ended June 30, 2004 was $764,000 (an effective rate of 31.5%) compared to income taxes of $456,000 (an effective rate of 30.5%) for the comparable 2003 period.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15e and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the "Annual Meeting") of Pointe Financial Corporation was held on April 29, 2004, to consider the election of two directors each for a term of three years, to amend the 1998 Pointe Financial Corporation Incentive Compensation and Stock Award Plan to increase the number of shares authorized thereunder by 200,000, and to approve the appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the fiscal year 2004. At the Annual Meeting, incumbent directors James L. Horan and Clarita Kassin were reelected. The terms of Directors Morris Massry, Timothy M. McGinn,
D. Richard Mead, Jr. and R. Carl Palmer, Jr. continued after the Annual Meeting. Also, Hacker, Johnson & Smith was appointed as the Company's independent auditors for the fiscal year 2004. The shareholders also voted on a shareholder proposal to amend the Company's bylaws to declassify the board and set the size of the board at six.

At the Annual Meeting, 2,173,675 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS CONTINUED

PROPOSAL I.

The election of two directors, each for a term of three years and the vote for each director is as follows:

                                For              Withheld             Against
                                ---              --------             -------

     Clarita Kassin           1,571,812            5,169              268,937
                              =========            =====              =======

     James L. Horan           1,284,422            8,169              128,810
                              =========            =====              =======

     Barbara Wortley
     (Shareholder nominee)      610,511               --                   --
                              =========            =====              =======

PROPOSAL II.

To Amend the 1998 Pointe Financial Corporation Incentive Compensation and Stock Award Plan to increase the number of shares authorized thereunder by 200,000.

                                     For       Withheld      Against

                                   647,979       9,330      1,178,723
                                   =======       =====      =========

PROPOSAL III.

The appointment of Hacker, Johnson & Smith PA as the Company's independent auditors for the fiscal year 2004:

                                      For      Withheld        Against
                                      ---      --------        -------

                                   2,013,576      4,630        124,714
                                   =========      =====        =======

PROPOSAL IV (SHAREHOLDER PROPOSAL)

To amend the Company's bylaws to declassify the board of directors and set the size of the board of directors at six.


                                      For      Withheld        Against

                                     640,466         --        1,533,209
                                     =======   ========        =========

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report.

         2.1 Plan of Merger and Merger Agreement dated February 14, 1997 by and between Pointe Federal Savings Bank and Pointe Bank (Exhibit 2.1 to the Registrant's Form SB-2 Registration Statement, File No. 333-49835, as initially filed with the Securities and Exchange Commission on April 9, 1998 (the "Registration Statement").

         3.1 Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement).

         3.2 Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 28, 2004.).

         4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement).

         10.1 Employment Protection Agreement by and among John P. Dover, Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004.

         10.2 Employment Protection Agreement by and among John W. Lowery, Jr., Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004.

         10.3 Employment Protection Agreement by and among Bradley R. Meredith, Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004.

         10.4 Employment Protection Agreement by and among Jean Murphy-Engler, Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004.

         10.5 Employment Protection Agreement by and among R. Carl Palmer, Jr., Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004.

         10.6 Employment Protection Agreement by and among Charles D. Umberger, Pointe Bank and Pointe Financial Corporation, dated July 23, 2004.

         10.7 Lease Agreement between 4035, Inc. and Pointe Bank, dated April 6, 2004.

         10.8 Commercial Lease Agreement by and between 3700 Grand Avenue LLC and Pointe Bank, dated as of May 12, 2004.

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

         31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

         31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

         32.1 CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002.

         32.2 CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

(b) Reports on Form 8-K

         During the second quarter ended June 30, 2004, the Company filed a report on Form 8-K dated April 15, 2004 reporting the press release covering the results for first quarter of 2004, a report on Form 8-K dated April 30, 2004 reporting the results of its 2004 Annual Meeting of Shareholders on April 29, 2004, and a report on Form 8-K dated May 28, 2004 reporting the Board of Directors adopting Amended Bylaws. Under applicable rules, information provided in the foregoing Forms 8-K under Items 9 and 12 is deemed furnished and not filed.

                  POINTE FINANCIAL CORPORATION AND SUBSIDIARIES


                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               POINTE FINANCIAL CORPORATION
                                  (Registrant)


Date:  August 13, 2004        By:  /s/ R. Carl Palmer, Jr.
      -----------------            --------------------------------------------
                                      R.Carl Palmer, Jr., Chairman of the Board,
                                      President and Chief Executive Officer


Date:  August 13, 2004        By:  /s/ Bradley R. Meredith
      ------------------           --------------------------------------------
                                      Bradley R. Meredith, Senior Vice President
                                      and Chief Financial Officer

                                  EXHIBIT INDEX

         2.1 Plan of Merger and Merger Agreement dated February 14, 1997 by and between Pointe Federal Savings Bank and Pointe Bank (Exhibit 2.1 to the Registrant's Form SB-2 Registration Statement, File No. 333-49835, as initially filed with the Securities and Exchange Commission on April 9, 1998 (the "Registration Statement").

         3.1 Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement).

         3.2 Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on June 28, 2004.).

         4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Registration Statement).

         10.1 Employment Protection Agreement by and among John P. Dover, Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004.

         10.2 Employment Protection Agreement by and among John W. Lowery, Jr., Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004.

         10.3 Employment Protection Agreement by and among Bradley R. Meredith, Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004.

         10.4 Employment Protection Agreement by and among Jean Murphy-Engler, Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004.

         10.5 Employment Protection Agreement by and among R. Carl Palmer, Jr., Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004.

         10.6 Employment Protection Agreement by and among Charles D. Umberger, Pointe Bank and Pointe Financial Corporation, dated July 23, 2004.

         10.7 Lease Agreement between 4035, Inc. and Pointe Bank, dated April 6, 2004.

         10.8 Commercial Lease Agreement by and between 3700 Grand Avenue LLC and Pointe Bank, dated as of May 12, 2004.

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