Form 10-Q
period 2004-09-30
POINTE FINANCIAL CORP
filed 2004-11-12
CIK 917331

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐   Transition Report Under Section 13 or 15(d) of The Exchange Act

For the transition period from                     to

Commission file number 0-24433

POINTE FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Florida	65-0451402
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

21845 Powerline Road

Boca Raton, Florida 33433

(Address of principal executive offices)   (Zip Code)

(561) 368-6300

(Registrant's telephone number, including area code)

——————————————————————————————————

(Former name, former address and former fiscal year, if changed since last report)

——————————

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES   ☒     NO   ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES   ☐     NO   ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share	2,274,610 shares
(class)	Outstanding at November 8, 2004

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – at September 30, 2004 (unaudited) and at December 31, 2003	2

Condensed Consolidated Statements of Earnings – Three and Nine Months ended September 30, 2004 and 2003 (unaudited)	3

Condensed Consolidated Statements of Changes in Stockholders' Equity – Nine Months ended September 30, 2004 and 2003 (unaudited)	4

Condensed Consolidated Statements of Cash Flows – Nine Months ended September 30, 2004 and 2003 (unaudited)	5-6

Notes to Condensed Consolidated Financial Statements (unaudited)	7-11

Review by Independent Registered Public Accounting Firm	12

Report of Independent Registered Public Accounting Firm	13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	24

SIGNATURES	25

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

($ In Thousands)

	September 30, 2004	December 31, 2003
Assets	(Unaudited)

Cash and due from banks	$11,151	12,341
Interest-bearing deposits with banks	32,711	602
Total cash and cash equivalents	43,862	12,943
Securities available for sale	96,982	69,344
Loans, net of allowance for loan losses of $3,320 and $3,441	273,661	250,331
Loans held for sale	2,750	3,084
Accrued interest receivable	2,203	2,072
Premises and equipment, net	3,073	3,482
Federal Home Loan Bank stock, at cost	1,500	1,915
Federal Reserve Bank stock, at cost	479	479
Branch acquisition intangible asset	2,793	2,974
Deferred income tax asset	786	786
Other assets	806	1,304
Total	$428,895	348,714
Liabilities and Stockholders' Equity
Liabilities:
Noninterest-bearing demand deposits	98,328	71,326
Savings and NOW deposits	34,584	32,562
Money-market deposits	102,492	84,443
Time deposits	80,203	75,535
Total deposits	315,607	263,866
Official checks	2,694	2,143
Federal Home Loan Bank advances	30,000	30,875
Other borrowings	41,381	15,050
Accrued interest payable	389	393
Advance payments by borrowers for taxes and insurance	695	260
Other liabilities	1,234	1,210
Total liabilities	392,000	313,797
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 5,000,000 shares authorized; 2,571,610 and
2,549,028 shares issued	26	25
Additional paid-in capital	27,080	26,617
Retained earnings	12,637	10,835
Accumulated other comprehensive income	390	576
Treasury stock, at cost (297,000 shares)	(3,000)	(3,000)
Stock incentive plan	(238)	(136)
Total stockholders' equity	36,895	34,917
Total	$428,895	348,714

See Accompanying Notes to Condensed Consolidated Financial Statements.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements Of Earnings

($ In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Interest income:
Loans	$4,406	4,046	12,641	11,580
Securities available for sale	798	538	2,249	1,948
Other	51	34	108	173
Total interest income	5,255	4,618	14,998	13,701
Interest expense:
Deposits	712	739	2,020	2,493
Borrowings	495	447	1,384	1,401
Total interest expense	1,207	1,186	3,404	3,894
Net interest income	4,048	3,432	11,594	9,807
(Credit) provision for loan losses	—	(200)	215	(100)
Net interest income after (credit) provision for loan losses	4,048	3,632	11,379	9,907
Noninterest income:
Service charges and fees on deposit accounts	529	484	1,530	1,404
Gain on sale of premises and equipment	—	—	320	—
Net realized gains on sale of securities	—	76	62	332
Loan correspondent fees	26	98	131	280
Other	167	133	537	468
Total noninterest income	722	791	2,580	2,484
Noninterest expenses:
Salaries and employee benefits	1,884	1,872	5,550	5,143
Occupancy and equipment	632	622	1,849	1,910
Advertising and promotion	44	57	171	212
Professional fees	279	58	518	230
Data processing	176	200	525	629
Amortization of intangible asset	60	61	181	182
Other	579	488	1,627	1,527
Total noninterest expenses	3,654	3,358	10,421	9,833
Earnings before income taxes	1,116	1,065	3,538	2,558
Income taxes	360	352	1,124	808
Net earnings	$756	713	2,414	1,750
Earnings per share:
Basic	$.33	.32	1.07	.79
Diluted	$.32	.31	1.02	.77
Weighted-average shares outstanding for basic	2,274,403	2,243,567	2,265,888	2,223,346
Weighted-average shares outstanding for diluted	2,380,883	2,325,930	2,366,979	2,284,810
Dividends per share	$0.09	.07	.27	.17

See Accompanying Notes to Condensed Consolidated Financial Statements

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders' Equity

Nine Months Ended September 30, 2004 and 2003

($ In thousands)

	Common Stock		Additional Paid-in Capital	Stock Incentive Plan	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2002	2,471,668	$25	25,540	(52)	(3,000)	8,878	940	32,331

Comprehensive income:
Net earnings (unaudited)	—	—	—	—	—	1,750	—	1,750

Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	—	(134)	(134)

Comprehensive income (unaudited)								1,616

Common stock options exercised (unaudited)	70,884	—	964	—	—	—	—	964

Shares issued in stock incentive plan (unaudited)	10,891	—	165	(165)	—	—	—	—

Shares committed to participants in stock incentive plan (unaudited)	—	—	—	15	—	—	—	15

Committed shares cancelled in stock incentive plan (unaudited)	4,266	—	(50)	50	—	—	—	—

Cash dividends paid (unaudited)	—	—	—	—	—	(379)	—	(379)

Balance at September 30, 2003 (unaudited)	2,557,709	$25	26,619	(152)	(3,000)	10,249	806	34,547

Balance at December 31, 2003	2,549,028	$25	26,617	(136)	(3,000)	10,835	576	34,917

Comprehensive income (loss):
Net earnings (unaudited)	—	—	—	—	—	2,414	—	2,414

Net change in unrealized gain on securities available for sale, net of taxes (unaudited)	—	—	—	—	—	—	(186)	(186)

Comprehensive income (unaudited)	—	—	—	—	—	—	—	2,228

Common stock options exercised (unaudited)	18,156	1	317	—	—	—	—	318

Shares issued in stock incentive plan (unaudited)	5,900	—	167	(167)	—	—	—	—

Shares committed to participants in stock incentive plan (unaudited)	—	—	—	44	—	—	—	44

Committed shares cancelled in stock incentive plan (unaudited)	(1,474)	—	(21)	21	—	—	—	—

Cash dividends paid (unaudited)	—	—	—	—	—	(612)	—	(612)

Balance at September 30, 2004 (unaudited)	2,571,610	26	27,080	(238)	(3,000)	12,637	390	36,895

See Accompanying Notes to Condensed Consolidated Financial Statements

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

($ In thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)

Cash flows from operating activities:
Net earnings	$2,414	1,750
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities:
Provision (credit) for loan losses	215	(100)
Depreciation and amortization	458	535
Net amortization of fees, premiums, discounts and other	(135)	67
Shares committed to participants in stock incentive plan	44	15
Gain on sale of securities available for sale	(62)	(332)
Gain on sale of premises and equipment	(320)	—
Gain on sale of foreclosed real estate	—	(12)
Originations of loans held for sale	—	(3,111)
Repayments of loans held for sale	334	150
(Increase) decrease in accrued interest receivable	(131)	58
Decrease (increase) in other assets	710	(502)
Increase (decrease) in official checks	551	(252)
Decrease in accrued interest payable	(4)	(171)
Increase in other liabilities	24	339
Net cash provided by (used in) operating activities	4,098	(1,566)
Cash flows from investing activities:
Purchase of securities available for sale	(74,292)	(70,721)
Maturities and calls of securities available for sale	40,355	58,027
Principal repayments on securities available for sale	311	1,041
Proceeds from sale of securities available for sale	5,578	9,589
Net increase in loans	(23,057)	(29,071)
Proceeds from sale of premises and equipment	856	—
Purchase of premises and equipment, net	(585)	(418)
Net increase in Federal Home Loan Bank stock	415	1,000
Proceeds from sale of foreclosed real estate	—	129
Net cash used in investing activities	(50,419)	(30,424)
Cash flows from financing activities:
Net increase in deposits	51,741	23,724
Net increase (decrease) in other borrowings	26,331	(4,365)
Net decrease in Federal Home Loan Bank advances	(875)	—
Increase in advance payments by borrowers for taxes and insurance	435	563
Cash dividends paid on common stock	(612)	(379)
Proceeds from exercise of stock options	220	804
Net cash provided by financing activities	77,240	20,347
Net increase (decrease) in cash and cash equivalents	30,919	(11,643)
Cash and cash equivalents at beginning of period	12,943	35,648
Cash and cash equivalents at end of period	$43,862	24,005

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, Continued

($ In thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,408	3,889

Income taxes	$611	895

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized gain on securities available for sale, net of tax	$(186)	(134)

Tax benefit related to exercise of common stock options	$98	160

Activity in stock incentive plan, net	$(102)	(100)

See Accompanying Notes to Condensed Consolidated Financial Statements.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1.  General. In the opinion of the management of Pointe Financial Corporation, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2004, the results of operations for the three- and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Pointe Financial Corporation (the "Holding Company") owns 100% of Pointe Bank (the "Bank"), a state-chartered commercial bank, and Pointe Financial Services, Inc. On February 12, 2002, the Bank incorporated an additional subsidiary, Will No-No, Inc., a Florida Corporation, which owns, maintains, and disposes of the Bank's foreclosed assets (collectively, the "Company"). The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its ten banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary and Will No-No, Inc. had no activity during the nine months ended September 30, 2004.

2.  Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Balance at beginning of period	$3,301	3,523	3,441	3,519
(Credit) provision for loan losses	—	(200)	215	(100)
Net loans charged-off	19	115	(336)	19

Balance at end of period	$3,320	3,438	3,320	3,438

The following summarizes the amount of impaired loans (in thousands):

At
	September 30	December 31,
	2004	2003

Loans identified as impaired:
Gross loans with related allowance for losses recorded	$—	—
Less allowance for losses on these loans	—	—

Net investment in impaired loans	$—	—

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

2.  Loan Impairment and Loan Losses, Continued. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Average net investment in impaired loans	$—	—	—	—
Interest income recognized on impaired loans	$—	—	—	—
Interest income received on impaired loans	$—	—	—	—

Non accrual and past due loans were as follows (in thousands):

	At September 30,
	2004	2003

Nonaccrual loans	$119	454
Past due ninety days or more, but still accruing	—	440
	$119	894

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Weighted-average number of common shares outstanding, for basic EPS	2,274,403	2,243,567	2,265,888	2,223,346
Effect of dilutive options	106,480	82,363	101,091	61,464
Weighted-average number of common shares outstanding used to calculate diluted EPS	2,380,883	2,325,930	2,366,979	2,284,810

4.  Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2004 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

		Regulatory Requirement
	Actual

Total capital to risk-weighted assets	11.58%	8.00%
Tier I capital to risk-weighted assets	10.48%	4.00%
Tier I capital to total assets - leverage ratio	8.29%	4.00%

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

5.  Stock Award Plans. Certain key employees and directors of the Company have options to purchase shares of the Company's common stock under a nonqualified stock option plan adopted in 1994. In 1998, a new Incentive Compensation and Stock Award Plan ("1998 Plan") was adopted under which both qualified and nonqualified options and shares of restricted stock can be granted and awarded, as applicable, to employees and directors. The Company's Board of Directors in 2001 determined that all new options would be granted under the 1998 Plan. Directors options vest immediately and officers and employees vest over three and five years. A total of 400,000 options or shares can be granted to directors and employees of the Company under the 1998 Plan. As of September 30, 2004, 1,380 options or shares remain available for grant. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted Average Per Share Price	Average Aggregate Option Price

Outstanding at December 31, 2002	311,527	$8.62-15.375	11.02	3,433
Options granted	75,105	15.15-22.69	16.00	1,202
Options exercise	(70,884)	8.62-16.30	11.34	(804)
Options forfeited	(12,760)	9.00-15.15	12.73	(162)

Outstanding at September 30, 2003	302,988	$9.00-22.69	12.11	3,669

Outstanding at December 31, 2003	310,086	$9.00-24.15	12.40	3,845

Options granted	14,000	28.00	28.00	392
Options exercised	(18,156)	9.00-15.375	12.11	(220)
Options forfeited	(2,282)	11.95-13.10	12.29	(28)

Outstanding at September 30, 2004	303,648	$9.00-28.00	13.14	3,989

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net earnings, as reported	$756	713	2,414	1,750
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax benefit	(25)	(61)	(84)	(179)
Pro forma net earnings	$731	652	2,330	1,571
Basic earnings per share:
As reported	$.33	.32	1.07	.79
Pro forma	$.32	.29	1.03	.71
Diluted earnings per share:
As reported	$.32	.31	1.02	.77
Pro forma	$.31	.28	.98	.69

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2004	2003

Risk-free interest rate	4.80%	4.45%
Expected dividend yield	2.00%	2.00%
Expected volatility	16.50%	13.50-17.50%
Expected life in years	10	10
Weighted-average grant date fair value of options issued during the period	$7.38	2.87

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

Shares

Shares outstanding at December 31, 2002	12,142
Shares granted	10,891
Shares forfeited	(4,266)
Shares issued	(2,955)

Shares outstanding at September 30, 2003	15,812

Shares outstanding at December 31, 2003	15,663
Shares granted	5,900
Shares forfeited	(1,474)

Shares outstanding at September 30, 2004	20,089

6.  Subsequent Event. On October 27, 2004, the Company signed a definitive agreement with The South Financial Group, Inc. (“South Financial”) under which the Company will merge with and into South Financial, with South Financial surviving the merger. Under the terms of the merger agreement, South Financial will issue a fixed consideration of 2,554,022 shares of South Financial common stock and $24,493,075 in cash. Holders of Company common stock shall have the right to receive cash, South Financial common stock, or a mixture of cash and South Financial common stock.  Without giving effect to any elections, this equates to $9.50 cash and 0.9906 shares of South Financial common stock for each fully-diluted share of Company common stock. The transaction is subject to customary closing conditions, including receipt of regulatory approvals and the approval of the Company’s stockholders.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2004, and for the three- and nine-month periods ended September 30, 2004 and 2003 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Pointe Financial Corporation

Boca Raton, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Pointe Financial Corporation and Subsidiaries (the "Company") as of September 30, 2004, the related interim condensed consolidated statements of earnings for the three- and nine- month periods ended September 30, 2004 and 2003, the related condensed consolidated statements of cash flows and changes in stockholders' equity for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

October 29, 2004

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

Financial Condition

Pointe Financial Corporation’s consolidated total assets at September 30, 2004, were $428.9 million as compared to $348.7 million at December 31, 2003, an increase of $80.2 million, or 23.0% The Company’s loans net of reserves at September 30, 2004, were at $276.4 million compared to $253.4 million at December 31, 2003, an increase of $23.0 million, or 9.1%. Total deposits at September 30, 2004 were $315.6 million compared to $263.9 million at December 31, 2003, a $51.7 million increase, or 19.6%. The Company’s stockholders’ equity at September 30, 2004, increased to $36.9 million as compared to $34.9 million at December 31, 2003.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

	Three Months Ended September 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in Thousands)

Interest-earning assets:
Loans	$276,775	4,406	6.37%	$243,060	4,046	6.66%
Securities (1)	79,742	798	4.29	62,060	538	3.77
Other interest-earning assets (2)	9,489	51	2.15	8,227	34	1.65
Total interest-earning assets	366,006	5,255	5.81	313,347	4,618	5.96
Noninterest-earning assets (3)	20,634			18,681
Total assets	$386,640			$332,028
Interest-bearing liabilities:
Savings and NOW deposits	34,544	37.43		28,222	38.54
Money-market deposits	87,842	232	1.06	78,686	196	1.00
Time deposits	80,648	443	2.20	80,969	505	2.49
Borrowings (4)	58,600	495	3.38	46,612	447	3.84
Total interest-bearing liabilities	261,634	1,207	1.85	234,489	1,186	2.02
Demand deposits	83,741			59,704
Noninterest-bearing liabilities	4,986			4,121
Stockholders' equity	36,279			33,714
Total liabilities and stockholders' equity	$386,640			$332,028
Net interest income		$4,048			$3,432
Interest-rate spread (5)			3.96%			3.94%
Net interest margin (6)			4.42%			4.38%
Ratio of average interest-earning assets to
average interest-bearing liabilities	1.40			1.34

——————

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

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

	Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	($ in Thousands)

Interest-earning assets:
Loans	$266,464	12,641	6.33%	$228,332	11,580	6.76%
Securities (1)	74,719	2,249	4.30	67,765	1,948	4.10
Other interest-earning assets (2)	6,305	108	2.28	13,883	173	1.66
Total interest-earning assets (1)	347,488	14,998	5.82	309,980	13,701	5.95
Noninterest-earning assets (3)	20,591			17,638
Total assets	$368,079			$327,618
Interest-bearing liabilities:
Savings and NOW deposits	34,563	109.42		26,629	120.60
Money-market deposits	86,318	636.98		77,558	650	1.12
Time deposits	77,916	1,275	2.18	83,724	1,723	2.74
Borrowings (4)	53,815	1,384	3.43	46,111	1,401	4.05
Total interest-bearing liabilities	252,612	3,404	1.80	234,022	3,894	2.22
Demand deposits	75,204			56,193
Noninterest-bearing liabilities	4,574			4,112
Stockholders' equity	35,689			33,291
Total liabilities and stockholders' equity	$368,079			$327,618
Net interest income		$11,594			$9,807
Interest-rate spread (5)			4.02%			3.73%
Net interest margin (6)			4.45%			4.22%
Ratio of average interest-earning assets to
average interest-bearing liabilities	1.38			1.32

———————

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

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the Three Months Ended September 30, 2004 and 2003

General. Net earnings for the three months ended September 30, 2004 were $756,000 or $.33 basic and $.32 diluted earnings per share compared to net earnings of $713,000 or $.32 basic and $.31 diluted earnings per share for the three months ended September 30, 2003. The increase in the Company’s third quarter net earnings results primarily from an increase in net interest income. Average interest earning assets during the quarter increased to $366.0 million, from $313.3 million for the same period in 2003.  The average balance of interest bearing liabilities also increased to $261.6 million from $234.5 million for the same period last year.

Interest Income And Expense. Interest income increased by $637,000, or 13.8%, to $5.3 million for the three months ended September 30, 2004 from $4.6 million for same period in 2003. Interest on loans increased by $360,000 or 8.9% to $4.4 million for the three months ended September 30, 2004 from $4.0 million for the same period in 2003. The increase is the result of a $33.7 million or 13.9% increase in average loan volumes to $276.8 million from $243.1 million at September 30, 2003 partially offset by a decline in the weighted-average yield to 6.37% for the three months ended September 30, 2004 from 6.66% for the same period 2003. Interest on securities increased $260,000, or 48.3% to $798,000 from $538,000 for the same period in 2003. The increase is a result of a $17.7 million, or 28.5% increase in average securities volume to $79.7 million from $62.1 million for the period ending September 30, 2003.

Interest expense on deposits decreased $27,000 or 3.7% to $712,000 for the three months ended September 30, 2004 from $739,000 for the three months ended September 30, 2003. The weighted average yield on interest bearing deposits decreased to 1.40% for the three months ending September 30, 2004 from 1.57% for the same period in 2003.

Interest expense on borrowings increased $48,000, or 10.7% to $495,000 for the three months ending September 30, 2004 from $447,000 for the same period in 2003.  The increase in the expense is a result of an increased volume of $12.0 million in average borrowing offset in part by a decrease on the weighted average rate to 3.38% at September 30, 2004 from the 3.84% for the same period in 2003.

Provision For Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company did not record any provision for the three months ended September 30, 2004. Management believes the balance in the allowance for loan losses of $3.3 million at September 30, 2004 is adequate.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the Three Months Ended September 30, 2004 and 2003, continued

Non-Interest Income. Non-interest income decreased $69,000 for the three months ended September 30, 2004 compared to the same period in 2003. The decline is primarily due to decreased net realized gains on the sale of securities of $76,000, decreased loan correspondent fees of $72,000 offset by increased service charges and fees on deposit accounts of $45,000 and other noninterest income of $34,000.

Non-Interest Expenses. Non-interest expenses increased $296,000 for the three months ended September 30, 2004 compared to the same period in 2003. Professional fees increased $221,000, or 381.0% over the same period for 2003. The increase in professional fees is primarily the result of the Company’s need to address issues related to shareholder activism and efforts to explore strategic alternatives.

Income Taxes. Income taxes for the three months ended September 30, 2004 were $360,000 (an effective rate of 32.3%) compared to $352,000 (an effective rate of 33.1%) for the comparable 2003 period.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the Nine Months Ended September 30, 2004 and 2003

General. Net earnings for the nine months ended September 30, 2004 were $2.4 million or $1.07 basic and $1.02 diluted earnings per share compared to net earnings of $1.8 million or $.79 basic and $.77 diluted earnings per share for the nine months ended September 30, 2003. The increase in the Company's net earnings was primarily due to an increase in the net interest income, partially offset by increases in the loan loss provision and non-interest expenses.

Interest Income and Expense. Interest income increased by $1.3 million or 9.5%, from $13.7 million for the nine months ended September 30, 2003 to $15.0 million for the nine months ended September 30, 2004. Interest income on loans increased $1.0 million or 9.2% due to a $38.1 million increase in average loan volumes from $228.3 million in 2003 to $266.5 million in 2004 partially offset by a decline in the weighted-average yield from 6.76% in 2003 to 6.33% in 2004. Interest income on securities increased $301,000, or 15.5% due to a $7.0 million increase in average securities volume from $67.8 million to $74.7 million in 2004. The increased securities income is also a result of an increase in the weighted average yield to 4.30% earned in 2004 from 4.10% in 2003.

Interest expense on deposits decreased to $2.0 million for the nine months ended September 30, 2004 from $2.5 million for the nine months ended September 30, 2003. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 1.77% in 2003 to 1.35% in 2004, as the average deposit volumes increased to $198.8 million from $187.9 million during 2003.

Interest expense on borrowings decreased $17,000 to $1.384 million for the nine months ended September 30, 2004 from $1.401 million for the nine months ended September 30, 2003. Interest expense on borrowings decreased due to a decrease in the weighted-average rate paid for the nine months to 3.43% compared to 4.05% for the same period in 2003, as the average borrowing volumes increased to $53.8 million from $46.1 million in 2003.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision of $215,000 for the nine months ended September 30, 2004, compared to a credit of $100,000 for the same period in 2003. Management believes the balance in the allowance for loan losses of $3.3 million at September 30, 2004 is adequate.

Non-interest Income. Non-interest income increased $96,000 or 3.9% due to the sale of the Boca Greens branch during the nine months ended September 30, 2004 which resulted in a gain of $320,000. In addition, service charges and fees on deposit accounts increased $126,000 offset by a decrease in realized gains on the sale of securities of $270,000 and a decrease in loan correspondent fees of $149,000.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Comparison of the Nine Months Ended September 30, 2004 and 2003, continued

Non-interest Expenses. Non-interest expenses increased $588,000 for the nine months ended September 30, 2004 compared to the same period in 2003, due to increases in salaries and employee benefits of $407,000 which relate to the Company's expansion.  During the nine months of operation, professional fees increased $288,000 over the same period in 2003, as a result of the Company’s need to address issues related to shareholder activism and efforts to explore strategic alternatives.

Income Taxes. Income taxes for the nine months ended September 30, 2004 was $1.1 million (an effective rate of 31.8%) compared to income taxes of $808,000 (an effective rate of 31.6%) for the comparable 2003 period.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company's primary sources of cash during the nine months ended September 30, 2004 was from net deposit inflows of $51.7 million and $45.9 million from maturities, sales and exercised call options by issuers of government securities that were held in the Company's available for sale portfolio. Cash was used primarily for net loan originations of $23.1 million and for the purchase of securities available for sale of $74.3 million. At September 30, 2004, the Company had outstanding commitments to originate loans of $23.0 million and time deposits of $53.6 million that mature in one year or less. It is expected that these requirements will be funded from the sources described above. At September 30, 2004, the Bank exceeded its regulatory liquidity requirements.

The following table shows selected rates for the periods ended or at the dates indicated:

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003	Nine Months Ended September 30, 2003

Average equity as a percentage of average assets	9.70%	10.07%	10.16%

Equity to total assets at end of period	8.60%	10.01%	9.89%

Return on average assets (1)	.87%	.75%	.71%

Return on average equity (1)	9.02%	7.42%	7.01%

Noninterest expense to average assets (1)	3.77%	3.92%	4.00%

Nonperforming loans and foreclosed real estate to total assets at end of period	.03%	.21%	.13%

—————

(1)

Annualized for the nine months ended September 30, 2004 and 2003.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at September 30, 2004, follows (in thousands):

Contract Amount

Commitments to extend credit	$23,013

Unused lines of credit	$43,436

Standby letters of credit	$2,820

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded in the next twelve months.

Management believes the Bank was in compliance with all minimum capital requirements which it was subject to at September 30, 2004. See note 4 to the condensed consolidated financial statements.

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

Item 4.  Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15e and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

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

2.1

Agreement and Plan of Merger, dated as of October 27, 2004, by and between The South Financial Group, Inc. and Pointe Financial Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2004 and incorporated by reference herein).

3.1

Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Form SB-2 Registration Statement, File No. 333-49835, as initially filed with the Securities and Exchange Commission on April 9, 1998 (the “Registration Statement”).

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

POINTE FINANCIAL CORPORATION
(Registrant)

Dated: November 12, 2004	By: /s/ R. CARL PALMER, JR.
R. Carl Palmer, Jr., Chairman of the Board, President and Chief Executive Officer

Dated: November 12, 2004	By: /s/ BRADLEY R. MEREDITH
Bradley R. Meredith, Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated as of October 27, 2004, by and between The South Financial Group, Inc. and Pointe Financial Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 29, 2004 and incorporated by reference herein).

3.1

Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement).

3.2

Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 28, 2004).

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