Form 10-K
period 2004-12-31
POINTE FINANCIAL CORP
filed 2005-03-31
CIK 917331

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

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
Yes ☐ No ☒

        The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the average bid and asked prices as quoted on the NASDAQ Stock Market on June 30, 2004, the last business day of the most recently completed second fiscal quarter, was $47,516,229*.

        The Registrant had 2,293,973 shares of Common Stock outstanding on March 16, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant’s Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders or an amendment to this Form 10-K will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Rule G(2) and Rule G(3) of the General Instructions for Form 10-K. Information from such Definitive Proxy Statement or amendment will be incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12 and 13 hereof.

        * Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of these individual stockholders.

PART I

Item 1.     Description of Business

Introduction

        Pointe Financial Corporation, a Florida corporation, (“Pointe” or the “Company”) is a bank holding company headquartered in Boca Raton. Pointe’s principal business consists of operating its commercial bank subsidiary, Pointe Bank, a Florida state chartered commercial bank (the “Bank”). At December 31, 2004, the Company had total assets of $413.2 million and stockholders equity of $37.4 million.

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

(ii)	allows insurers and other financial services companies to acquire banks or bank holding companies; and

(iii)	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

        The Company filed a declaration with the Federal Reserve Bank to become a financial holding company under the Modernization Act. The FRB advised the Company that its election to become a financial holding company was effective on March 13, 2000. The Company elected to relinquish the financial holding company status early in 2002. The Company believes that the relinquishment of this status has not had any effect on its business plan.

Proposed Merger with The South Financial Group, Inc.

        On October 27, 2004, the Company signed a definitive agreement with The South Financial Group, Inc. (“South Financial”) under which the Company agreed to merge with and into South Financial, with South Financial surviving the merger. Under the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both South Financial and Pointe, South Financial will issue a fixed consideration of 2,554,022 shares of South Financial common stock and $24,493,075 in cash. Holders of Pointe common stock shall have the right to elect to receive cash, South Financial common stock, or a mixture of cash and South Financial common stock. On February 11, 2005 the Company announced that its shareholders approved the Agreement and Plan of Merger, between Pointe and South Financial at its special meeting of the shareholders. The merger will close upon the satisfaction of customary closing conditions, including the receipt of regulatory approvals.

Business

        The Company was incorporated under the laws of the State of Florida on September 29, 1993 for the dual purpose of serving as a holding company for Pointe Federal Savings Bank, a federally chartered thrift (the “Thrift”), and to facilitate the acquisition of the Bank, then known as Flamingo Bank, in mid-1994. Both the Bank and the Thrift were established in the mid-1980‘s. The Thrift, headquartered in Boca Raton, had been a mortgage banking thrift highly focused on residential mortgage lending. The Bank had focused on small business commercial lending, with emphasis on originating Small Business Administration (“SBA”) guaranteed loans. After the acquisition of the Bank in mid-1994, the Company had been both a bank holding company (subject to regulation by the FRB) and a thrift holding company (subject to regulation by the Office of Thrift Supervision (the “OTS”)). This was a very complex regulatory environment for the Company. The Company streamlined its operations through the merger in April 1997 of the Thrift into the Bank. As a result of the merger of the Thrift into the Bank, the Company is no longer subject to regulation by the OTS. The merger thus allowed the Company to alleviate some of its regulatory burdens without negatively impacting its ability to service its customers.

        On June 12, 1998, the Company completed an initial public offering issuing 869,565 shares of its common stock. The proceeds totaled $12.1 million of which $6.0 million was invested in the Bank; the remainder was retained by the Company for general corporate purposes. Following its business plan to build its network of banking center locations into communities that are consistent with the Bank’s focus on small businesses, professionals and individuals, in 1999 the Bank opened two branches in Palm Beach County. In 2001, the Bank opened one de novo branch in Broward County and acquired four branches in Miami-Dade County from Republic Bancshares, Inc. of St. Petersburg, Florida. During the year ending December 31, 2002, the Company entered into a lease agreement for a de novo branch office in Miami-Dade County’s South Beach. The office was opened for business during the last quarter of 2003.

        During 2003, the Company closed two unprofitable banking offices located in Doral and West Boca Raton. The Doral office was a lease obligation acquired in the Republic Bancshares acquisition. The customers’ accounts of the Doral office were transferred to the Bank’s Airpark facility during the second quarter of 2003. The customers’ accounts of the West Boca Raton office located on State Road 7 were transferred to the Bank’s main office. The vacated West Boca Raton office was sold during 2004. The Company does not believe that the closure of these offices has had a negative impact on its business.

        The Bank opened a new office in Downtown Boca Raton during the third quarter of 2004. The office is located in the center of the Boca Raton business district is expected to expand the business opportunities for the Bank.

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

Investment Banking Joint Venture

        In July, 2000, the Company formed Pointe Capital, LLC (“Pointe Capital”) an investment banking joint venture with First Integrated Capital. Pointe Capital offered investment banking services to customers overlooked by larger investment banking firms. In 2001, Pointe Capital became a broker-dealer registered with the Securities and Exchange Commission and a member of the National Association of Securities Dealers. During 2003, Pointe Capital discontinued operating activities and in 2004, the net assets of Pointe Capital were liquidated.

Market Area and Competition

        The Company’s market area is primarily Palm Beach, Broward and Miami-Dade counties. The financial services industry in which the Company operates is highly competitive. The Bank competes with national and state banks, savings and loan associations and credit unions for loans and deposits. In addition, the Bank competes with other providers of financial services, from both inside and outside Florida, including finance companies, institutional buyers of commercial paper, money market funds, brokerage firms, investment companies, insurance companies, insurance agencies and governmental agencies. These competitors are actively engaged in marketing various types of loans, commercial paper, short-term obligations, investments, insurance and other products and services. The Company anticipates that the intensity of competition among financial institutions will continue to increase.

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

Employees

        As of December 31, 2004, the Company had 124 employees of which 121 were full-time and 3 part-time. The Company’s employees are not represented by a collective bargaining group, and the Company considers its relations with its employees to be good. The Company provides employees with benefits customary in the banking industry, which include major medical insurance, group term life insurance, dental insurance, long-term disability insurance, a 401(k) plan, and vacation and sick leave.

Forward-Looking Statements

        When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “expect”, “will continue”, “anticipate”, “estimate”, “project”, “believe” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including general economic factors and conditions, changes in levels of market interest rates, credit risks of lending activities, competitive and regulatory factors, and expansion strategies could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 2.     Properties

        The Bank conducts its business through its main office and nine branch offices. The following table sets forth certain information regarding the Bank’s office properties:

Location	Date Acquired/ Leased December 31, 2004	Lease Expiration and Renewal Terms	Book Value of Land and Building at December 31, 2004	Book Value Of Leasehold Improvements and Furniture Fixtures and Equipment at December 31, 2004	Square Footage
			(Dollars in thousands)	(Dollars in thousands)
Main Office (1)
21845 Powerline Road		08/31/2012
Boca Raton, Florida 33433	2002	2 - 5 year period	$—	$668	18,929

Pembroke Pines (1)
One S.W. 129th Avenue		02/28/2006
Pembroke Pines, Florida 33027	1994	—	—	53	4,659

Aventura (1)
20495 Biscayne Boulevard		09/30/2008
Aventura, Florida 33180	2001	3-10 year period	—	56	3,200

Ocean Ridge (1)
5112 N. Ocean Boulevard		05/31/2009
Ocean Ridge, Florida 33435	1999	—	—	37	2,500

Coral Springs
4697 North State Road 7
Coral Springs, Florida 33067	1999	—	1,229	95	3,000

Coral Gables (1)
2222 Ponce de Leon Boulevard		05/07/2008
Coral Gables, Florida 33134	2001	2-5 year period	—	95	11,801

South Miami (1)
8211 South Dixie Highway		02/28/2006
Miami, Florida 33143	2001	1-1 year period	—	20	1,946

Airpark (1)
720 N.W. 57th Avenue		10/29/2009
Miami, Florida 33126	2001	1-10 year period	—	106	3,250

South Beach (1)
500 South Pointe Drive		12/31/2012
Miami Beach, Florida 33139	2002	1-5 year period	—	376	2,402

Downtown Boca Raton (1) 165 East Boca Raton Road Boca Raton, Florida 33432	2003	2/28/2009 5 – 1 year periods		291	2,600

_______________

(1)     Leased branch office.

        The Bank owns and operates personal computers, teller terminals and associated equipment. At December 31, 2004, such equipment had a net book value of $273,000, included above.

Item 3.     Legal Proceedings

     The Company is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the stockholders during the fourth quarter of the fiscal year ended December 31, 2004, through the solicitation of proxies or otherwise.

[Balance of page intentionally left blank]

PART II

Item 5.        Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Dividends

        (a)        The common stock of the Company, par value $.01 per share, has been traded on the Nasdaq National Market System under the symbol "PNTE" since June 12, 1998. The following table sets forth the high and low bids for the common stock for the periods indicated as reported by Nasdaq.

	Year Ended

	December 31, 2004		December 31, 2003

	High	Low	High	Low

Quarter ended March 31	$28.94	$23.66	$15.91	14.25
Quarter ended June 30	28.90	26.90	20.08	15.15
Quarter ended September 30	32.20	27.80	23.50	19.00
Quarter ended December 31	40.79	32.11	25.00	22.68

        Currently the Company has ten market makers in its common stock:

Advest, Inc.	THE BRUT ECN, LLC
Keefe, Bruyette & Woods, Inc.	Ryan Beck & Co., Inc.
Archipelago Exchange (The)	Fig Partners, LLC
National Stock Exchange	UBS Capital Markets L.P.
Knight Equity Markets, L.P.	McDonnell Budd & Downes

        As of December 31, 2004, there were 2,287,023 common shares issued and outstanding held by approximately 127 shareholders of record and 358 beneficial shareholders, not including persons or entities where stock is held in nominee or “street” name through various brokerage firms or banks.

        The following table sets forth cash dividends paid during the years ended 2004 and 2003.

2004		2003
Quarter Ended	Dividend	Quarter Ended	Dividend

March 31	$.09	March 31	$.05
June 30	$.09	June 30	$.05
September 30	$.09	September 30	$.07
December 31	$.09	December 31	$.07

        Future payments of dividends are subject to determination and declaration by the Board of Directors. In addition, the Merger Agreement restricts the ability of the Company to pay any dividend or make any distribution on its capital stock, other than the Company’s normal quarterly dividend not in excess of $0.09 per share, or an interim dividend if the effective time of the merger would otherwise cause the Company’s Shareholders not to receive a quarterly dividend. See Note 17 to the Audited Consolidated Financial Statements for discussion of restrictions on dividend payments.

        Information regarding the Company’s securities authorized for issuance under the Company’s equity compensation plans is set forth below under Item 12.

Item 6.     Selected Financial Data

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share amounts)

	At December 31,
	2004	2003	2002	2001	2000

Cash and cash equivalents	$12,734	12,943	35,648	40,655	7,616
Securities	106,307	71,738	66,009	57,612	56,631
Loans	281,519	250,331	214,840	223,379	173,129
Loans held for sale	2,545	3,084	150	446	719
All other assets	10,107	10,618	10,660	11,303	6,413

Total assets	$413,212	348,714	327,307	333,395	244,508

Deposits	$311,038	263,866	233,501	225,825	161,136
Other borrowings	61,556	45,925	57,963	75,094	53,067
All other liabilities	3,177	4,006	3,512	3,929	3,575
Stockholders’ equity	37,441	34,917	32,331	28,547	26,730

Total liabilities and stockholders’ equity	$413,212	348,714	327,307	333,395	244,508

	Year Ended December 31,
	2004	2003	2002	2001	2000

Total interest income	$20,637	18,444	20,230	21,707	18,545
Total interest expense	4,824	5,039	7,583	10,453	9,305

Net interest income	15,813	13,405	12,647	11,254	9,240
Provision (credit) for loan losses	215	(100)	811	1,296	685

Net interest income after provision (credit) for loan losses	15,598	13,505	11,836	9,958	8,555
Noninterest income	3,365	3,243	2,883	2,714	1,092
Noninterest expense	14,493	13,077	12,126	10,190	7,185

Earnings before income taxes and extraordinary item	4,470	3,671	2,593	2,482	2,462
Income taxes	1,421	1,178	829	814	821
Extraordinary item (1)	-	-	-	-	78

Net earnings	$3,049	2,493	1,764	1,668	1,719

Earnings per common share - basic (2)	$1.34	1.12	.84	.82	.85

Earnings per common share - diluted (2)	$1.29	1.08	.82	.81	.85

Cash dividends declared	$0.36	.24	.20	.20	.20

SELECTED FINANCIAL DATA, Continued
(Dollars in thousands, except per share amounts)

	At or For The Year Ended December 31,

	2004	2003	2002	2001	2000
For the Period:
Return on average assets	.80%	.75%	.54%	.55%	.73%
Return on average equity	8.47%	7.42%	5.86%	6.02%	6.84%
Average equity to average assets	9.40%	10.07%	9.23%	9.20%	10.73%
Interest rate spread during the period (3)	3.92%	3.78%	3.53%	3.18%	3.15%
Net interest margin	4.37%	4.25%	4.09%	3.96%	4.14%
Noninterest income to average assets	.88%	.97%	.88%	.90%	.47%
Noninterest expense to average assets	3.78%	3.92%	3.72%	3.38%	3.07%
Efficiency ratio	77.10%	80.66%	78.08%	77.77%	69.55%

At the End of the Period:
Ratio of average interest-earning assets to
average interest-bearing liabilities	1.38	1.33	1.25	1.22	1.24
Nonperforming loans and foreclosed real
estate as a percentage of total assets	.03%	.21%	.10%	.31%	.63%
Allowance for loan losses as a percentage
of total loans	1.17%	1.35%	1.61%	1.06%	1.02%
Allowance for loan losses as a percentage
of nonperforming loans	2863.25%	472.02%	1,652.11%	234.37%	117.43%
Total number of offices	10	10	11	10	5
Full-service banking offices	10	9	11	10	5
Total shares outstanding at
end of period	2,287,023	2,252,028	2,174,668	2,048,295	2,022,227
Book value per share	$16.37	15.50	14.87	13.94	13.22
Tangible Book Value Per Share (4)	$15.18	14.18	13.39	12.25	—

________________
(1)	In 2000, the Company sold $5.0 million of a FHLB advance recording a pre-tax gain of $125,000. The gain is reported as an extraordinary item; gain on extinguishment of debt, net of tax of $47,000.
(2)	Basic earnings per share (EPS) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities for purposes of calculating diluted EPS which is computed using the treasury stock method.
(3)	Difference between weighted-average yield on all interest-earning assets and weighted-average rate on all interest-bearing liabilities.
(4)	Intangible asset is a result of acquired branches in April 2001.

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

        Management believes the allowance for loan losses policy is a critical accounting policy that required the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and, therefore, regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of future losses. The use of different estimates or assumptions could produce different provisions for loan losses. The allowance for loan losses is also discussed as part of “Credit Risk” below and in Note 3 to the Consolidated Financial Statements. The significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements.

General

        Pointe Financial Corporation owns 100% of the outstanding stock of Pointe Bank. The Bank is a Florida State chartered commercial bank. The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its ten banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. On February 12, 2002, the Bank formed a subsidiary, Will No-No, Inc., a Florida corporation, for the purpose of owning, maintaining and disposing of the Bank’s foreclosed assets. Will No-No, Inc. had no activity during the year ended December 31, 2003 and during the year ended December 31, 2004. The Company owns an inactive subsidiary, Pointe Financial Services and was a 50% owner of Pointe Capital, an investment banking joint venture that the Company ceased operating in 2004.

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

        On October 27, 2004, the Company signed a definitive agreement with The South Financial Group, Inc. (“South Financial”) under which the Company agreed to merge with and into South Financial, with South Financial surviving the merger. Under the terms of the Merger Agreement, which has been unanimously approved by the Boards of Directors of both South Financial and Pointe, South Financial will issue a fixed consideration of 2,554,022 shares of South Financial common stock and $24,493,075 in cash. Holders of Pointe common stock shall have the right to elect to receive cash, South Financial common stock, or a mixture of cash and South Financial common stock. On February 11, 2005 the Company announced that its shareholders approved the Agreement and Plan of Merger, between Pointe and South Financial at its special meeting of the shareholders. The merger will close upon the satisfaction of customary closing conditions, including the receipt of regulatory approvals.

        At December 31, 2004, the Company had total consolidated assets of $413.2 million, an increase of $64.5 million or 18.5% over total assets of $348.7 million at December 31, 2003. Total loans outstanding were $284.1 million at December 31, 2004 compared to $253.4 million at the end of 2003, $30.7 million or a 12.1% increase. The Company realized $144.3 million in loan originations to the loan portfolio during 2004 compared to $137.9 million during 2003. During 2004, the Company received principal reductions in the loan portfolio exceeding $113.6 million compared to the $101.9 million during 2003. The Bank’s deposits increased to $311.0 million as of December 31, 2004 from $263.9 million as of December 31, 2003, a 17.9% increase. At December 31, 2004, the Company’s noninterest bearing demand accounts were $91.6 million, increasing by more than $20.3 million or 28.5%. At December 31, 2004, the Company’s time deposits were $76.5 million, a slight increase from December 31, 2003, $75.5 million. The Company’s borrowings, FHLB Advances and Repurchase Sweep Accounts ended December 31, 2004 at $61.6 million, compared to $45.9 million at the end of 2003, increasing by $15.7 million or 34.2%. The Company’s net earnings for the year ended December 31, 2004 of $3.0 million compared to $2.5 million, an increase of $556,000 or 22.3% over the year ended December 31, 2003. Net interest income was $15.8 million in 2004 compared to $13.4 million during 2003, a $2.4 million increase or 18.0%. The Company’s net interest income to average interest earning assets ending December 31, 2004 increased to 4.37%, compared to 4.25% in 2003. The net interest spread (the difference between the weighted-average yield on interest earning assets less the weighted-average cost paid on interest-bearing liabilities) ending December 31, 2004 increased to 3.92%, compared to 3.78% in 2003. The improvements of net interest income, margin and spread result from the continuing shifting of deposit balances from time deposits to less costly interest bearing transaction accounts and noninterest-bearing demand deposits.

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

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Nonaccrual loans:
Residential real estate	$-	66	71	408	74
Commercial real estate	-	-	-	250	432
Commercial	102	645	120	348	988
Consumer and other	15	18	22	21	32

Total nonaccrual loans	$117	729	213	1,027	1,526

Total nonperforming assets	117	729	213	1,027	1,526

Total nonperforming assets to total loans	.04%	.29%	.10%	.46%	.88%

Foreclosed real estate-
Real estate acquired by foreclosure or deed
in lieu of foreclosure	-	-	117	-	18

Total nonperforming loans and foreclosed
real estate	$117	729	330	1,027	1,544

Total nonperforming and foreclosed real estate
to total assets	.03%	.21%	.10%	.31%	.63%

        Interest income that would have been recorded under the original terms of nonaccrual loans and the interest income actually recognized are summarized below:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)

Interest income that would have been recognized	$-	37	8	64	158
Interest income recognized	14	22	8	34	109
Interest income foregone	$(14)	15	0	30	49

        The following table sets forth information with respect to activity in the Bank’s allowance for loan losses during the years indicated:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)

Average loans outstanding	$268,984	233,521	226,446	213,630	163,247

Allowance at beginning of year	3,441	3,519	2,407	1,792	1,331

Charge-offs:
Residential real estate	-	-	(16)	-	-
Commercial	(394)	(122)	(316)	(1,107)	(184)
Consumer and other	(66)	(52)	(93)	(43)	(55)

Total loans charged-off	(460)	(174)	(425)	(1,150)	(239)

Recoveries	154	196	726	4	15

Net (charge-offs) recoveries	(306)	22	301	(1,146)	(224)

Provision (credit) for loan losses	215	(100)	811	1,296	685

Allowance on loans received in acquisition of
branches	-	-	-	465	-

Allowance at end of year	$3,350	3,441	3,519	2,407	1,792

Net charge-offs (reserves)	.11%	(.01%)	(.13%)	.54%	.14%

Allowance as a percent of total loans	1.17%	1.35%	1.61%	1.06	1.02%

Allowance as a percentage of
nonperforming loans	2,863.25%	472.02%	1,652.11%	234.37%	117.43%

Total loans at end of year	285,300	254,226	218,784	226,267	175,131

        The Company’s non-performing loans were $117,000 as of December 31, 2004, compared to $729,000 at the end of 2003. The ratio of nonperforming loans to total loans outstanding at .04% and nonperforming loans to total assets at .03% are considered to be low in the industry. The allowance at December 31, 2004 was $3.4 million, which represents 1.17% of total loans outstanding and 2,863.25% of nonperforming loans. At December 31, 2003, the allowance was also $3.4 million, or 1.35% outstanding and 472.02% of nonperforming loans. The Company recorded a provision for loan losses of $215,000 for the year ended December 31, 2004 compared to a credit to the provision of $100,000 for the year ending December 31, 2003. During the year ending December 31, 2004, the Company realized continued recoveries from commercial and commercial real estate loans charged-off in previous reporting periods. The Company has historically had strong asset quality as evidenced by the fact that the percentage of net charge-offs to average loans outstanding over the last five years was .13%. Management believes that the allowance for loan losses of $3.4 million was adequate at December 31, 2004.

        The following table presents information regarding the Bank’s total allowance for loan losses as well as the allocation of such amounts to the various categories of loans:

	At December 31,
	2004		2003		2002		2001		2000
	Amount Of Allowance	% of Loans To Total Loans	Amount Of Allowance	% of Loans To Total Loans	Amount Of Allowance	% of Loans To Total Loans	Amount Of Allowance	% of Loans To Total Loans	Amount Of Allowance	% of Loans To Total Loans
	(Dollars in thousands)

Commercial loans	$1,491	31.44%	$1,916	26.10%	$2,283	26.09%	$1,184	26.52%	$1,122	23.59%
Commercial real
estate loans	1,512	32.62	1,120	32.57	954	24.90	904	25.95	367	16.96
Residential real
estate loans	71	26.75	78	29.81	96	35.80	102	37.05	142	50.62
Consumer and other
Loans	276	9.19	327	11.52	186	13.21	217	10.48	161	8.83

Total allowance
for loan losses	$3,350	100.00%	$3,441	100.00%	$3,519	100.00%	$2,407	100.00%	$1,792	100.00%

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management regularly reviews its loan portfolio and charge-off experience to maintain the allowance at a level management feels is adequate. The most dominant category of loans at the end of 2004, commercial and commercial real estate loans, comprised 64.06% of the portfolio compared to 58.67% at the end of 2003. At the end of 2004, residential real estate loans consisted of 26.75% of the portfolio compared to 29.81% at the end of 2003. Consumer loans at the end of 2004 were 9.19% of the loan portfolio compared to the 11.52% at the end of 2003.

Results of Operations

        The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“the interest-rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s success is dependent to a significant extent upon general economic conditions in Florida, particularly south Florida. General economic conditions include such factors as the south Florida real estate market, inflation, recession, unemployment and other factors beyond the Company’s control. The south Florida economy is susceptible to adverse effects resulting from adverse conditions in the south Florida real estate markets, a decline in tourism, or adverse economic conditions or recession in the national economy. Economic recession over a prolonged period or other economic dislocation in south Florida could cause increases in nonperforming assets, thereby causing operating losses, impairing liquidity and eroding capital. There can be no assurance that future adverse changes in the Florida economy would not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. In addition, the Company’s net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of its noninterest income, and its noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

        The following table sets forth for the periods indicated, information regarding: (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; (v) interest margin; and (vi) ratio of average interest-earning assets to average interest-bearing liabilities.

	Year Ended December 31,

	2004			2003			2002

	Average Balance	Interest And Dividends	Average Yield/ Rate	Average Balance	Interest And Dividends	Average Yield/ Rate	Average Balance	Interest And Dividends	Average Yield/ Rate

	(Dollars in thousands)

Interest-earning assets:
Loans	$268,984	17,192	6.39%	$233,521	15,588	6.68%	$226,446	16,735	7.39%
Securities (1)	81,373	3,189	4.19	69,582	2,648	4.07	65,486	3,107	4.92
Other interest-earning
assets (2)	11,774	256	2.17	12,314	208	1.69	17,002	388	2.28

Total interest- Earning assets	362,131	20,637	5.76	315,417	18,444	5.91	308,934	20,230	6.59

Noninterest-earning
assets (3)	21,073			18,219			16,868

Total assets	$383,204			$333,636			$325,802

Interest-bearing liabilities:
Savings and NOW deposits	$35,036	147.42		27,616	156	0.56	$22,174	158.71
Money-market deposits	92,333	1,032	1.12	79,711	853	1.07	64,408	1,174	1.82
Time deposits	78,423	1,721	2.19	82,100	2,176	2.65	98,343	3,543	3.60
Borrowings	55,872	1,924	3.44	47,628	1,854	3.89	62,496	2,708	4.33

Total interest- bearing liabilities	261,664	4,824	1.84	237,055	5,039	2.13	247,421	7,583	3.06

Demand deposits	80,924			58,681			44,443
Noninterest-bearing liabilities	4,600			4,292			3,851
Stockholders’ equity	36,015			33,608			30,087

Total liabilities and
stockholders’
equity	$383,203			$333,636			$325,802

Net interest income		$15,813			$13,405			$12,647

Interest-rate spread (4)			3.92%			3.78%			3.53%

Net interest margin (5)			4.37%			4.25%			4.09%
Ratio of average interest-
earning assets to
average interest-
bearing liabilities	1.38			1.33			1.25

_____________
(1)	Yield on securities is stated on a tax equivalent basis.
(2)	Includes interest-bearing deposits and federal funds sold.
(3)	Includes nonaccrual loans.
(4)	Interest-rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2004 vs. 2003

	Increase (Decrease) Due To

	Rate	Volume	Rate/ Volume	Total

	(In Thousands)
Interest-earning assets:
Loans	$(677)	2,369	(88)	1,604
Securities	80	480	(19)	541
Other interest-earning assets	59	(9)	(2)	48

Total	(538)	2,840	(109)	2,193

Interest-bearing liabilities:
Savings and NOW deposits	(39)	42	(12)	(9)
Money-market deposits	40	135	4	179
Time deposits	(378)	(97)	20	(455)
Borrowings	(214)	321	(37)	70

Total	(591)	401	(25)	(215)

Net change in net interest income	$53	2,439	(84)	2,408

	Year Ended December 31, 2004 vs. 2003

	Increase (Decrease) Due To

	Rate	Volume	Rate/ Volume	Total

	(In Thousands)
Interest-earning assets:
Loans	$(1,608)	523	(62)	(1,147)
Securities	(556)	202	(105)	(459)
Other interest-earning assets	(100)	(107)	27	(180)

Total	(2,264)	618	(140)	(1,786)

Interest-bearing liabilities:
Savings and NOW deposits	(33)	39	(8)	(2)
Money-market deposits	(483)	279	(117)	(321)
Time deposits	(934)	(585)	152	(1,367)
Borrowings	(275)	(644)	65	(854)

Total	(1,725)	(911)	92	(2,544)

Net change in net interest income	$(539)	1,529	(232)	758

Liquidity and Capital Resources

        A Florida chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts. The liquidity reserve may consist of cash on hand, cash on demand with other correspondent banks and other investments and short-term marketable securities as determined by the rules of Florida OFR, such as federal funds sold and United States securities or securities guaranteed by the United States or agencies thereof. As of December 31, 2004 and December 31, 2003, the Bank had liquidity of approximately $73.4 million and $52.4 million, or approximately 22.45% and 19.60%, respectively.

        During the year ended December 31, 2004, the Company’s primary sources of funds consisted of net increases in deposits, principal payments on loans and securities, maturities and sales of securities and net cash flows from operating activities. The Company used its capital resources principally to fund existing and continuing loan commitments and the purchase of securities. At December 31, 2004, the Company had commitments to originate loans totaling $5.6 million. Scheduled maturities of certificates of deposit during the 12 months following December 31, 2004 totaled $57.0 million. Management believes the Company has adequate resources to fund all of its commitments, that substantially all of its existing commitments will be funded within the next twelve months and, if so desired, that it can adjust the rates on certificates of deposit to attract deposits in a changing interest-rate environment.

        The following table sets forth, by maturity distribution, certain information pertaining to the securities portfolio:

	One Year Or Less		After One Year To Five Years		After Five Years		Total
	Carrying Average		Carrying Average		Carrying Average		Carrying Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
At December 31, 2004:
U.S. Treasury securities	$-	-	$3,707	5.41%	$-	-%	$3,707	5.41%
U.S. Government agency securities	-	-	77,888	3.87	-	-	77,888	3.87
Tax-exempt securities	-	-	-	-	18,213	4.49	18,213	4.49
Mortgage-backed securities	-	-	1,224	4.88	-	-	1,224	4.88
Mutual funds	1,961	4.14	-	-	-	-	1,961	4.14
Other	129	-	200	5.50	300	4.88	629	4.08

Total	$2,090	3.88	$83,019	3.95%	$18,513	4.50%	$103,622	4.05%

At December 31, 2003:
U.S. Treasury securities	$-	-%	$8,189	5.66%	$-	-%	$8,189	5.66%
U.S. Government agency securities	-	-	41,920	4.21	-	-	41,920	4.21
Tax-exempt securities	-	-	-	-	15,193	4.56	15,193	4.56
Mortgage-backed securities	-	-	1,653	5.51	-	-	1,653	5.51
Mutual funds	1,964	4.65	-	-	-	-	1,964	4.65
Other	25	7.50	200	5.50	200	4.51	425	5.15

Total	$1,989	4.69%	$51,962	4.48%	$15,393	4.56%	$69,344	4.51%

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject.

        Under Federal Reserve Board regulations, the Bank is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders’ equity.

        As of December 31, 2004, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital amounts and capital percentages as of December 31, 2004 and 2003 are also presented in the table (dollars in thousands).

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2004:
Total capital to Risk-
Weighted assets:
Consolidated	$37,818	12.65%	$23,911	8.00%	N/A	N/A
Bank	35,835	12.02	23,851	8.00	$29,814	10.00%

Tier I Capital to Risk-
Weighted Assets:
Consolidated	34,469	11.53	11,956	4.00	N/A	N/A
Bank	32,485	10.90	11,925	4.00	17,888	6.00

Tier I Capital to Average Assets
Consolidated	34,469	8.10	17,023	4.00	N/A	N/A

Bank	32,485	7.64	17,002	4.00	21,252	5.00

As of December 31, 2003:
Total capital to Risk-
Weighted assets:
Consolidated	34,556	13.40	20,624	8.00	N/A	N/A
Bank	31,619	12.31	20,544	8.00	25,681	10.00

Tier I Capital to Risk-
Weighted Assets:
Consolidated	31,331	12.15	10,312	4.00	N/A	N/A
Bank	28,406	11.06	10,272	4.00	15,408	6.00

Tier I Capital to Average Assets
Consolidated	31,331	8.99	13,942	4.00	N/A	N/A
Bank	28,406	8.17	13,905	4.00	17,381	5.00

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

        The following table sets forth certain information relating to the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2004 that are estimated to mature or are scheduled to reprice within the period shown:

	Three Months	More Than Three Months To Six Months	More Than Six Months To One Year	More Than One Year To Five Years	More Than Five Years	Total
	($ In thousands)
Loans (1), (2)	$156,106	8,043	20,680	72,729	30,287	287,845

Securities (3)	6,087	6,088	2,093	71,215	20,824	106,307

Interest-bearing deposits	14	-	-	-	-	14

Total rate-sensitive assets	162,207	14,131	22,773	143,944	51,111	394,166

Deposit accounts (4):
Savings and NOW	36,794	-	-	-	-	36,794
Money-market deposits	106,125	-	-	-	-	106,125
Time deposits	17,741	8,926	30,315	19,519	-	76,501

Total deposit accounts	160,660	8,926	30,315	19,519	-	219,420
Borrowings (5)	41,556	-	5,000	5,000	10,000	61,556

Total rate-sensitive liabilities	202,216	8,926	35,315	24,519	10,000	280,976

Gap (repricing differences)	$(40,009)	5,205	(12,542)	119,425	41,111	113,190

Cumulative GAP	$(40,009)	(34,804)	(47,346)	72,079	113,190

Cumulative GAP/total assets	(9.68)%	(8.42)%	(11.46)%	17.44%	27.39%

(1)

In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their contractual maturities.

(2)	Includes nonaccrual loans and loans held for sale.
(3)	Securities are scheduled according to their respective repricing, predicted call dates and maturity dates, includes FHLB stock and Federal Reserve Bank stock.
(4)	Savings, NOW and money-market accounts are regarded as readily accessible withdrawable accounts. All other time accounts are scheduled according to their respective maturity dates.
(5)	Borrowings include FHLB fixed and floating rate convertible advances which have a call option and investment repurchase agreements.

        The following table reflects the contractual principal repayments of the Company’s loan portfolio at December 31, 2004:

	Commercial Loans	Commercial Real Estat Loans	Residential Mortgage Loans	Consumer Loans	Total
	(Dollars in thousands)
Due within one year	$77,584	46,594	11,170	21,744	157,092
Due after one through five years	10,809	38,036	11,194	3,979	64,018
Due after five years	1,311	8,434	53,961	484	64,190

Total	$89,704	93,064	76,325	26,207	285,300

        Of the $128.2 million in loans due after one year, 12.4% of such loans have fixed interest rates and 87.6% have adjustable rates.

        The following table displays loan originations by type of loan and principal reductions during the years indicated:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Originations:
Commercial loans	$47,516	51,031	28,450	31,510	13,931
Commercial real estate loans	52,488	47,941	27,978	28,066	13,527
Residential real estate	30,866	32,228	41,222	27,554	24,468
Consumer loans	13,418	6,662	5,191	10,298	6,802

Total loans originated	$144,288	137,862	102,841	97,428	58,728

Principal reductions	(113,535)	(101,908)	(110,176)	(66,035)	(35,721)

Increase (Decrease) in loans	$30,753	35,954	(7,335)	31,393	23,007

        Throughout 2004, the Company did not originate any loan into the held for sale category. The Company did originate $3.1 million of single family mortgages into the held for sale portfolio during 2003. However, there were none originated during the years ended December 31, 2002, 2001 and 2000. The table above also excludes originations of loans to correspondent banks of $8.2 million, $18.8 million, $15.5 million and $13.4 million for years ended December 31, 2004, 2003, 2002 and 2001, respectively. The loans were originated by the Company and sold to correspondent banks generating $143,000, $311,000, $254,000 and $231,000 in fees, during such respective years.

Loan Portfolio Composition

        The following table sets forth information concerning the Company’s loan portfolio by type of loan at December 31.

	2004		2003		2002		2001		2000
	Amount	% Of Total	Amount	% Of Total	Amount	% Of Total	Amount	% Of Total	Amount	% Of Total
	(Dollars in thousands)
Commercial	$89,704	31.44%	$66,341	26.10%	$57,090	26.09%	$60,003	26.52%	$41,305	23.59%
Commercial
real estate	93,064	32.62	82,800	32.57	54,481	24.90	58,711	25.95	29,699	16.96
Residential
real estate	76,325	26.75	75,809	29.81	78,316	35.80	83,834	37.05	88,659	50.62
Consumer	26,207	9.19	29,276	11.52	28,897	13.21	23,719	10.48	15,468	8.83

Total loans.	$285,300	100.00%	$254,226	100.00%	$218,784	100.00%	$226,267	100.00%	$175,131	100.00%

Less:
Net deferred
loan fees	(431)		(454)		(425)		(481)		(210)

Allowance for
loan losses	(3,350)		(3,441)		(3,519)		(2,407)		(1,792)

Loans, net	$281,519		$250,331		$214,840		$223,379		$173,129

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

        Commercial business loans totaled $89.7 million or 31.44% of the Bank’s loan portfolio, as of December 31, 2004. Commercial business loan underwriting practices assess the borrower’s creditworthiness and ability to repay, including an evaluation of the value of any collateral securing the proposed loan. While commercial business loans generally are made for shorter terms and at higher yields than one-to-four family residential loans, such loans generally involve a higher level of risk than one-to-four family residential loans.

        The Bank’s commercial real estate loans at December 31, 2004 totaled $93.1 million or 32.6% of the Bank’s portfolio. The portfolio generally has terms ranging from five to seven and in some cases ten years and interest rate adjustment periods ranging from monthly to five years. Amortization periods for commercial mortgage loans generally are 15 to 20 years and do not exceed 25 years. Commercial real estate loans originated by the Bank are primarily secured by income-producing properties such as office buildings, warehouse buildings, retail space and to a lesser extent multi-family property. Generally, in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers, a maximum loan to value ratio of 75%, and a cash flow to debt service ratio of 1.25 to 1 or higher. The Bank’s residential real estate mortgage loans at December 31, 2004 totaled $76.3 million or 26.75% of the Bank’s total loan portfolio. The Bank’s residential mortgage loans have terms which do not exceed 30 years and are secured by one-to-four family residences. Loans made for an amount in excess of 80% of the appraised value of the financed residences are generally originated with private mortgage insurance, which essentially insures that portion of the loan which is in excess of 80% of the appraised value of the financed residences. The Company will originate loans targeted at those low and moderate income home buyers whose underwriting standard may exceed what is considered typical. As of December 31, 2004, the residential loan portfolio of the Bank consisted of approximately 49.0% in adjustable rate mortgages and 51.0% in fixed-rate loans. During 2004, the Company originated residential real estate mortgage loans to correspondent banks, servicing released totaling $8.2 million. The Company originated $30.9 million of residential real estate mortgages to the portfolio. Residential mortgage loans generally are underwritten by the Bank in accordance with guidelines of the Federal National Mortgage Association (the “FNMA”) and the Federal Home Loan Mortgage Corporation (the “FHLMC”).

        Consumer loans are extended for a variety of purposes including the purchase of automobiles, home improvement, lines of credit, credit cards and unsecured personal loans. As of December 31, 2004, consumer loans were approximately $26.2 million or 9.19% of total loans. Consumer loan underwriting standards include an examination of the applicant’s payment history on other debts and an evaluation of the applicant’s ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans generally involve a higher element of credit risk than one-to-four family residential loans, consumer loans are typically made at higher interest rates and for shorter terms, or at adjustable rates, and are helpful in maintaining a profitable spread between the Bank’s loan yield and its cost of funds.

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

        The following table shows the distribution of, and certain other information relating to, deposit accounts by type:

	At December 31,
	2004		2003		2002
	Balance	% of Total	Balance	% of Total	Balance	Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$91,618	29.46%	$71,326	27.03%	$45,198	19.36%
Savings and NOW deposits	36,794	11.83	32,562	12.34	26,530	11.36
Money-market deposits	106,125	34.12	84,443	32.00	72,179	30.91
Time deposits	76,501	24.60	75,535	28.63	89,594	38.37

Total deposits	$311,038	100.00%	$263,866	100.00%	$233,501	100.00%

        Jumbo certificates ($100,000 and over) included above mature as follows:

At December 31,
2004
(Dollars in thousands)
Due three months or less	$7,219
Due over three months to six months	3,351
Due over six months to one year	10,632
Due over one year	4,286

Total	$25,488

        The scheduled maturities of time deposits are as follows:

At December 31,
2004
(Dollars in thousands)
Due in one year or less	$56,982
Due in more than one but less than three years	17,925
Due in more than three but less than five years	1,594

Total	$76,501

        The following table sets forth the net deposit flows of the Company during the year indicated:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net increase before interest credited	$43,892	$26,800	$2,389
Net interest credited	3,280	3,565	5,344

Net deposit increase	$47,172	$30,365	$7,733

        The following table indicates the daily average balances and weighted average interest rates paid on interest bearing deposits for each of the three years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004			2003			2002
	Average Balance	% Of Total	Average Yield	Average Balance	% Of Total	Average Yield	Average Balance	% Of Total	Average Yield
	(Dollars in thousands)
Savings and NOW
Deposits	$35,036	12.22%	.42%	$27,616	11.13%	.56%	$22,174	9.67%	.71%
Money-market
Deposits	92,333	32.20	1.12	79,711	32.13	1.07	64,408	28.08	1.82
Time deposits	78,423	27.35	2.19	82,100	33.09	2.65	98,343	42.87	3.60

Total interest-bearing
Deposits	205,792	71.77%	1.41%	189,427	76.35	1.68%	184,925	80.62	2.64%
Noninterest bearing
deposits	80,924	28.23		58,681	23.65		44,443	19.38

Total	$286,716	100.00%		$248,108	100.00%		$229,368	100.00%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and construction loans and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amounts of those instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed-expiration dates or other termination clauses and may require payment of a fee. Since certain commitments expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

        The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at December 31, 2004 (in thousands):

		Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Contractual Obligations

Deposits	$311,038	291,519	17,925	1,594	-
FHLB advances	33,555	3,555	15,000	5,000	10,000
Other borrowings	28,001	28,001	-	-	-
Operating leases	7,498	1,428	2,894	1,792	1,384
Loan Commitments	23,013	23,013	-	-	-
Standby letters of credit	2,820	2,820	-	-	-
Undisbursed construction and line of credit loans	43,436	43,436	-	-	-

Total	$449,361	$393,772	$35,819	$8,386	$11,384

Comparison of Years Ended December 31, 2004 and 2003

General

        Net earnings for the year ended December 31, 2004, were $3.0 million compared to $2.5 million in 2003. The increase in net earnings is attributed to the $15.6 million of net interest income after the loan loss provision for the year ended December 31, 2004, compared to $13.5 million in 2003, an increase of $2.1 million or 15.5%. Net interest income improved primarily as a result of an increase of $46.7 million of average interest earning assets offset in part by the $24.6 million increase in average interest bearing liabilities. The Company’s earnings per share were $1.34 basic and $1.29 diluted for the year ended December 31, 2004 compared to $1.12 per basic and $1.08 diluted share in 2003.

Interest Income and Expense

        Interest income increased by $2.2 million, or 11.9%, from $18.4 million for the year ended December 31, 2003 to $20.6 million for the year ended December 31, 2004. Interest income on loans increased $1.6 million primarily due to increased average volumes of $269.0 million at December 31, 2004 from $233.5 million in 2003 partially offset by a decline in the weighted-average yield from 6.68% in 2003 to 6.39% in 2004. Interest on securities increased $541,000 primarily due to increased weighted average yields earned of 4.19% in 2004 compared to 4.07% in 2003, and an increase in the average securities portfolio balance from $69.6 million in 2003 to $81.4 million in 2004. The marginal increase in interest income on other interest-earning assets of $48,000 was due to an increase in the weighted-average yield earned of 2.17% at December 31, 2004 compared to 1.69% for 2003. The other interest earning assets decreased from $12.3 million in 2003 to $11.8 million in 2004.

        Interest expense on deposits decreased to $2.9 million for the year ended December 31, 2004 from $3.2 million for the year ending December 31, 2003. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 1.68% in 2003 to 1.41% in 2004, partially offset by an increase in the average balance from $189.4 million in 2003 to $205.8 million in 2004.

        Interest expense on borrowings increased slightly by $70,000 to $1.9 million for the year ended December 31, 2004 from $1.9 million in 2003. Interest expense on borrowings increased due to increased average borrowings from $47.6 million in 2003 to $55.9 million in 2004, offset by a decrease in the average rate paid for borrowings from 3.89% in 2003 to 3.44% in 2004.

Provision for Loan Losses

        The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The Company recorded a provision of $215,000 for the year ended December 31, 2004 compared to a credit to the provision of $100,000 in 2003. Management’s decision to increase the reserve is based on the composition and risk associated in the loan portfolio. Management’s assessment is that the allowance for loan losses of $3.4 million was adequate at December 31, 2004.

Noninterest Income

        Total noninterest income for the year ended December 31, 2004 was $3.4 million compared to $3.2 million in 2003. The net increase in noninterest income of $122,000 was primarily due to the $320,000 gain realized on the sale of a branch office previously closed in 2003 and an increase in service charges on deposit accounts of $196,000, offset by a decrease in net realized gain on the sale of securities of $374,000 and a decrease in loan correspondent fees of $168,000.

Noninterest Expenses

        Total noninterest expenses increased $1.4 million to $14.5 million for the year ended December 31, 2004 from $13.1 million in 2003. The increase in noninterest expenses in 2004 was primarily a result of an increase in salaries and employee benefits of $809,000 due to the required staff to support the Company’s growth and an increase of $551,000 in professional fees as a result of the Company’s needs to address issues related to shareholder activities and efforts to explore strategic alternatives.

Provision for Income Taxes

The provision for income taxes increased from $1.2 million (an effective rate at 32%) during the year ended December 31, 2003 to $1.4 million (an effective rate at 32%) during the year ended December 31, 2004.

Comparison of Years Ended December 31, 2003 and 2002

General

        Net earnings for the year ended December 31, 2003 were $2.5 million compared to $1.8 million in 2002. The increase in net earnings is attributed to the $13.5 million of net interest income after the loan loss (credit) provision for the year ended December 31, 2003, compared to the $11.8 million in 2002, an increase of $1.7 million or 14.10%. Net interest income improved primarily because a shift of deposit accounts from high cost time deposits into lower cost transaction accounts and noninterest-bearing demand deposit accounts. The Company’s earnings per share were $1.12 basic and $1.08 diluted for the year ended December 31, 2003 compared to $.84 per basic and $.82 diluted share in 2002.

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

        Interest expense on deposits decreased to $3.2 million for the year ended December 31, 2003 from $4.9 million for the year ending December 31, 2002. Interest expense on deposits decreased due to a decrease in the average rate paid on deposits from 2.64% in 2002 to 1.68% in 2003, and a shift in the amount of deposits from time to transaction accounts.

        Interest expense on borrowings decreased $854,000 to $1.9 million for the year ended December 31, 2003 from $2.7 million in 2002. Interest expense on borrowings decreased due to a decrease in the average rate paid for borrowings from 4.33% in 2002 to 3.89% in 2003 and a decrease in average borrowings from $62.5 million to $47.6 million in 2003.

Provision for Loan Losses

        The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Bank, industry standards, the amounts of nonperforming loans, general economic conditions, particularly as they relate to the Bank’s market areas, and other factors related to the collectibility of the Bank’s loan portfolio. The Company recorded a credit to the provision of $100,000 for the year ended December 31, 2003 compared to a provision of $811,000 in 2002. The credit to the provision is a direct result in realizing recoveries on previously charged-off loans. Management’s decision to decrease reserves is based on the composition and risk associated in the loan portfolio. Management’s assessment is that the allowance for loan losses of $3.4 million was adequate at December 31, 2003.

Noninterest Income

        Total noninterest income for the year ended December 31, 2003 was $3.2 million compared to the $2.9 million in 2002. The net increase in noninterest income of $360,000 was primarily due to the increase in service charges on deposit accounts of $165,000, an increase of $94,000 from realized gain on securities available for sale and an increase of $57,000 being earned from loan correspondent fees associated with the Company’s mortgage originations.

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

Quarterly Data

        The following table presents summarized quarterly financial data (in thousands, except per share amounts):

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)

Interest income	$4,763	$4,980	$5,255	$5,639

Interest expense	1,087	1,110	1,207	1,420

Net interest income	3,676	3,870	4,048	4,219

Provision for loan losses	100	115	-	-

Net interest income after provision for loan losses	3,576	3,755	4,048	4,219

Noninterest income	1,005	853	722	785
Noninterest expense	3,330	3,437	3,654	4,072

Net earnings before income taxes	1,251	1,171	1,116	932
Income taxes	388	376	360	297

Net Earnings	$863	795	756	635

Basic earnings per common share	$.38	$.35	$.33	$.28

Diluted earnings per common share	$.37	$.34	$.32	$.26

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands)

Interest income	$4,501	$4,582	$4,618	$4,743

Interest expense	1,447	1,261	1,186	1,145

Net interest income	3,054	3,321	3,432	3,598

(Credit) provision for loan losses	(100)	200	(200)	0

Net interest income after provision for loan losses	3,154	3,121	3,632	3,598

Noninterest income	733	960	791	759
Noninterest expense	3,230	3,245	3,358	3,244

Net earnings before income taxes	657	836	1,065	1,113
Income taxes	196	260	352	370

Net Earnings	461	576	713	743

Basic earnings per common share	$.21	$.26	$.32	$.33

Diluted earnings per common share	$.21	$.25	$.31	$.31

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

See Part I, Item 7. Credit Risk and Management of Interest Rate-Risk and Market Risk.

Item 8.  Financial Statements and Supplementary Data.

INDEX

Page(s)

Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (Hacker, Johnson & Smith PA)	F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-2

Consolidated Statements of Earnings for the years ended December 31, 2004, 2003 and 2002	F-3

Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2004, 2003 and 2002	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-5, F-6

Notes to Consolidated Financial Statements	F-7, F-28

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES
Boca Raton, Florida

Boca Raton, Florida

Audited Consolidated Financial Statements

At December 31, 2004 and 2003 and
for Each of the Years in the Three-
Year Period Ended December 31, 2004
with Supplementary Information

(Together With Report of Independent Registered Public Accounting Firm)

Report of Independent Registered Public Accounting Firm

Pointe Financial Corporation
Boca Raton, Florida:

        We have audited the accompanying consolidated balance sheets of Pointe Financial Corporation and Subsidiaries (the “Company”) at December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
February 23, 2005

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
($ in thousands, except share amounts)

	At December 31,
	2004	2003
Assets
Cash and due from banks	$12,720	12,341
Interest-bearing deposits with banks	14	602

Total cash and cash equivalents	12,734	12,943

Securities available for sale	103,622	69,344
Loans, net of allowance for loan losses of $3,350 and $3,441	281,519	250,331
Loans held for sale	2,545	3,084
Accrued interest receivable	2,322	2,072
Premises and equipment, net	3,026	3,482
Federal Home Loan Bank stock, at cost	2,206	1,915
Federal Reserve Bank stock, at cost	479	479
Branch acquisition intangible asset	2,732	2,974
Deferred income tax asset	858	786
Other assets	1,169	1,304

Total	$413,212	348,714

Liabilities and Stocjgikders’ Equity

Liabilities:
Noninterest-bearing demand deposits	91,618	71,326
Savings and NOW deposits	36,794	32,562
Money-market deposits	106,125	84,443
Time deposits	76,501	75,535

Total deposits	311,038	263,866

Official checks	1,941	2,143
Federal Home Loan Bank advances	33,555	30,875
Other borrowings	28,001	15,050
Accrued interest payable	397	393
Advance payments by borrowers for taxes and insurance	181	260
Other liabilities	658	1,210

Total liabilities	375,771	313,797

Commitments and contingencies (Notes 4, 8 and 9)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued	-	-
Common stock, $.01 par value, 5,000,000 shares authorized;
2,584,023 and 2,549,028 shares issued	26	25
Additional paid-in capital	27,362	26,617
Retained earnings	13,067	10,835
Accumulated other comprehensive income	202	576
Treasury stock, at cost (297,000 shares)	(3,000)	(3,000)
Stock incentive plan	(216)	(136)

Total stockholders’ equity	37,441	34,917

Total	$413,212	348,714

See Accompanying Notes to Consolidated Financial Statements.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings
($ in thousands, except per share amounts)
	Year Ended December 31,
	2004	2003	2002
Interest income:
Loans	$17,192	15,588	16,735
Securities available for sale	3,189	2,648	3,107
Other	256	208	388

Total interest income	20,637	18,444	20,230

Interest expense:
Deposits	2,900	3,185	4,875
Borrowings	1,924	1,854	2,708

Total interest expense	4,824	5,039	7,583

Net interest income	15,813	13,405	12,647

Provision (credit) for loan losses	215	(100)	811

Net interest income after provision (credit) for loan losses	15,598	13,505	11,836

Noninterest income:
Service charges on deposit accounts	2,077	1,881	1,716
Gain on sale of premises and equipment	320	-	-
Net realized gain on sale of securities	62	436	342
Loan correspondent fees	143	311	254
Other	763	615	571

Total noninterest income	3,365	3,243	2,883

Noninterest expenses:
Salaries and employee benefits	7,676	6,867	6,166
Occupancy and equipment	2,524	2,547	2,395
Advertising and promotion	177	231	375
Professional fees	893	342	300
Data processing	697	816	693
Amortization of intangible asset	242	242	245
Other	2,284	2,032	1,952

Total noninterest expenses	14,493	13,077	12,126

Earnings before income taxes	4,470	3,671	2,593

Income taxes	1,421	1,178	829

Net earnings	$3,049	2,493	1,764

Earnings per share:
Basic	$1.34	1.12	.84

Diluted	$1.29	1.08	.82

Weighted-average shares outstanding for basic	2,269,110	2,230,613	2,111,301

Weighted-average shares outstanding for diluted	2,372,678	2,301,391	2,148,659

See Accompanying Notes to Consolidated Financial Statements

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
($ In thousands)

Years Ended December 31, 2004, 2003 and 2002

			Additional	Stock			Accumulated Other Compre- hensive	Total
	Common Stock		Paid-In	Incentive	Treasury	Retained	Income	Stockholders’
	Shares	Amount	Capital	Plan	Stock	Earnings	(Loss)	Equity
Balance at December 31, 2001	2,345,295	$23	24,110	(104)	(3,000)	7,535	(17)	28,547

Comprehensive income:
Net earnings	-	-	-	-	-	1,764	-	1,764

Net change in unrealized loss on
available-for-sale securities, net of taxes	-	-	-	-	-	-	957	957

Comprehensive income								2,721

Common stock options exercised	129,540	2	1,463	-	-	-	-	1,465

Shares committed to participants in
stock incentive plan	-	-	-	19	-	-	-	19

Shares cancelled in stock incentive plan	(3,167)	-	(33)	33	-	-	-	-

Cash dividends paid	-	-	-	-	-	(421)	-	(421)

Balance at December 31, 2002	2,471,668	25	25,540	(52)	(3,000)	8,878	940	32,331

Comprehensive income:
Net earnings	-	-	-	-	-	2,493	-	2,493

Net change in unrealized gain on
available-for-sale securities, net of taxes	-	-	-	-	-	-	(364)	(364)

Comprehensive income								2,129

Common stock options exercised	70,884	-	965	-	-	-	-	965

Shares issued in stock incentive plan	10,891	-	165	(165)	-	-	-	-

Shares committed to participants in
stock incentive plan	-	-	-	28	-	-	-	28

Shares cancelled in stock incentive plan	(4,415)	-	(53)	53	-	-	-	-

Cash dividends paid	-	-	-	-	-	(536)	-	(536)

Balance at December 31, 2003	2,549,028	25	26,617	(136)	(3,000)	10,835	576	34,917

Comprehensive income:
Net earnings	-	-	-	-	-	3,049	-	3,049

Net change in unrealized gain on
available-for-sale securities, net of taxes	-	-	-	-	-	-	(374)	(374)

Comprehensive income								2,675

Common stock options exercised	30,569	1	600	-	-	-	601

Shares issued in stock incentive plan	5,900	-	166	(166)	-	-	-	-

Shares committed to participants in
stock incentive plan	-	-	-	65	-	-	-	65

Shares cancelled in stock incentive plan	(1,474)	-	(21)	21	-	-	-

Cash dividends paid	-	-	-	-	-	(817)	-	(817)

Balance at December 31, 2004	2,584,023	$26	27,362	(216)	(3,000)	13,067	202	37,441

See Accompanying Notes to Consolidated Financial Statements

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings	$3,049	2,493	1,764
Adjustments to reconcile net earnings to net cash provided by operating activities:
Provision (credit) for loan losses	215	(100)	811
Depreciation and amortization	609	724	692
Net amortization of fees, premiums, discounts and other	(139)	1,256	448
Deferred income taxes (benefit)	(72)	56	(359)
Shares committed to participants in incentive stock plan	65	28	19
Gain on sale of securities available for sale	(62)	(436)	(342)
Gain on sale of premises and equipment	(320)	-	-
Gain on sale of foreclosed real estate	-	(12)	(67)
Originations of loans held for sale	-	(3,111)	-
Repayments of loans held for sale	539	177	296
Decrease (increase) in other assets	593	(36)	812
Increase in accrued interest receivable	(250)	(89)	(204)
(Decrease) increase in official checks	(202)	224	(175)
Increase (decrease) in accrued interest payable	4	(201)	(255)
(Decrease) increase in other liabilities	(552)	441	67
		)

Net cash provided by operating activities	3,477	1,414	3,507
		)

Cash flows from investing activities:
Purchase of securities available for sale	(89,938)	(89,122)	(98,160)
Proceeds from sale of securities available for sale	5,578	12,772	38,020
Maturities and calls of securities available for sale	47,855	68,027	50,980
Principal repayments on securities available for sale	1,417	1,407	2,015
Net (increase) decrease in loans	(30,753)	(35,954)	7,335
Proceeds from sale of premises and equipment	856	-	-
Purchase of premises and equipment, net	(689)	(588)	(845)
Proceeds from sale of foreclosed real estate	-	129	367
Net (increase) decrease in other securities	(291)	585	400
		)

Net cash (used in) provided by investing activities	(65,965)	(42,744)	112
		)

Cash flows from financing activities:
Net increase in deposits	47,172	30,365	7,733
Net increase (decrease) in Federal Home Loan Bank advances	2,680	(14,125)	-
Net increase (decrease) in other borrowings	12,951	2,087	(17,131)
(Decrease) increase in advance payments for taxes and insurance	(79)	30	(54)
Proceeds from exercise of stock options	372	804	1,247
Cash dividends paid on common stock	(817)	(536)	(421)
		)

Net cash provided by (used in) financing activities	62,279	18,625	(8,626)
		)

Net decrease in cash and cash equivalents	(209)	(22,705)	(5,007)

Cash and cash equivalents at beginning of year	12,943	35,648	40,655
		)

Cash and cash equivalents at end of year	$12,734	12,943	35,648
		)

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued
(in thousands)

	Year Ended December 31,
	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,820	5,240	7,838

Income taxes	$1,002	1,265	399

Noncash transactions:
Reclassification of loans to foreclosed real estate	-	-	367

Reclassification of other assets to foreclosed real estate	-	-	50

Accumulated other comprehensive income (loss), change in net unrealized
gain (loss) on securities available for sale net of tax	$(374)	(364)	957

Tax benefit related to exercise of common stock options	$229	161	218

Activity in stock incentive plan, net	$(79)	(84)	52

See Accompanying Notes to Consolidated Financial Statements.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At December 31, 2004 and 2003 and For the Years Ended
December 31, 2004, 2003 and 2002

(1) Description of Business and Summary of Significant Accounting Policies

General.Pointe Financial Corporation (the “Holding Company”) owns all the common stock of Pointe Bank (the “Bank”), a state-chartered commercial bank and Pointe Financial Services, Inc. On February 12, 2002, the Bank incorporated a subsidiary, Will No-No, Inc., a Florida corporation, formed for the purpose to own, maintain and dispose of the Bank’s foreclosed assets (collectively the “Company”). The Bank provides a variety of community banking services to small and middle-market businesses and individuals through its ten banking offices located in Broward, Miami-Dade and Palm Beach counties, Florida. Pointe Financial Services, Inc. is an inactive subsidiary and Will No-No, Inc. has had only minimal activity.

In 2000, the Company formed Pointe Capital, an investment banking joint venture with First Integrated Capital Corporation, a subsidiary of McGinn, Smith & Company, Inc., a related party. The Company owned 50% of Pointe Capital. Pointe Capital offered investment banking services to small and medium-size businesses in South Florida. During 2003, Pointe Capital discontinued operating activities and in 2004 net assets of Pointe Capital were liquidated and the partnership was dissolved.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to general practices within the banking industry. The following summarizes the more significant of these policies and practices.

Use of Estimates. In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and interest-bearing deposits with banks.

The Bank is required under Federal Reserve Board regulations to maintain reserves, generally consisting of cash or noninterest-earning accounts, against its transaction accounts. At December 31, 2004 and 2003, balances maintained as reserves were approximately $5.7 million and $3.1 million, respectively.

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

Loans Held for Sale. Loans held for sale are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to earnings. At December 31, 2004 and 2003, the book value of loans held for sale approximated fair value in the aggregate.

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

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1) Description of Business and Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses, Continued. The allowance consists of specific and general components. The specific component relates to loans that are classified as either loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical industry loss experience adjusted for qualitative factors.

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential real estate loans for impairment disclosures.

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

	Year Ended December 31,
	2004	2003	2002

Net earnings, as reported	$3,049	2,493	1,764

Deduct: Total stock-based employee compensation
determined under the fair value based method for all
awards, net of taxes	160	238	91

Pro forma net earnings	$2,889	2,255	1,673

Basic earnings per share:
As reported	$1.34	1.12	.84

Pro forma	$1.27	1.01	.79

Diluted earnings per share:
As reported	$1.29	1.08	.82

Pro forma	$1.22	.98	.78

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)   Description of Business and Summary of Significant Accounting Policies, Continued
Stock Compensation Plans, Continued.The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	4.80%	4.25-4.50%	5.00%
Dividend yield	2.00%	2.00-4.00%	4.00%
Expected volatility	16.50%	13.50-17.70%	19.60%
Expected life in years	10	10	5 or 10

Per share weighted-average grant date fair value of options
issued during the year	$ 7.38	2.64	3.14

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

Accrued Interest. Carrying value approximates fair value.

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

Off-Balance-Sheet Financial Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

Advertising. The Company expenses all advertising as incurred.

Recent Pronouncements. In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its consolidated financial condition or results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments, and required certain additional financial statement disclosures. The implementation of the “Other-Than-Temporary Impairment” component of this consensus has been postponed. Management cannot determine the effect of the adoption of this guidance on the Company’s consolidated financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004),“Share Based Payment.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options and warrants, based on the grant-date fair value of the award.

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(1)  Description of Business and Summary of Significant Accounting Policies, Continued

Recent Pronouncements, Continued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities will adopt this Statement using a modified version of prospective application. Under this application, this Statement will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date and to awards not yet vested that exist as of the effective date. This Statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management has not yet determined what effect this Statement will have on the Company’s 2006 consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an Amendment to APB opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement is effective for fiscal periods beginning after June 15, 2005. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

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

	Before Tax	Tax Effect	After Tax
Year Ended December 31, 2004:

Unrealized holding losses	$(541)	206	(335)
Reclassification adjustment for gains included
in net earnings	(62)	23	(39)

	$(603)	229	(374)
Year Ended December 31, 2003:

Unrealized holding losses	(151)	59	(92)
Reclassification adjustment for gains included
in net earnings	(436)	164	(272)

	$(587)	223	(364)
Year Ended December 31, 2002:

Unrealized holding gains	1,886	(716)	1,170
Reclassification adjustment for gains included
in net earnings	(342)	129	(213)
	$1,544	(587)	957

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities Available for Sale
Securities have been classified according to management’s intention. The carrying amount of securities and their approximate fair values are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2004:
U.S. Treasury securities	$3,709	18	(20)	3,707
U.S. Government agency securities	78,047	21	(180)	77,888
Tax-exempt securities	17,707	517	(11)	18,213
Mortgage-backed securities	1,204	20	-	1,224
Mutual funds	2,000	-	(39)	1,961
Equity securities	129	-	-	129
Other	500	-	-	500

Total	$103,296	576	(250)	103,622

At December 31, 2003:
U.S. Treasury securities	7,921	277	(9)	8,189
U.S. Government agency securities	41,671	251	(2)	41,920
Tax-exempt securities	14,773	420	-	15,193
Mortgage-backed securities	1,624	29	-	1,653
Mutual funds	2,000	-	(36)	1,964
Other	425	-	-	425

Total	$68,414	977	(47)	69,344

At December 31, 2004 and 2003, approximately $539,000 and $566,000 respectively, of securities were pledged for the Company’s treasury tax and loan account, approximately $36,768,000 and $20,854,000, respectively, were pledged as collateral for investment repurchase agreements and approximately $11,962,000 and $8,430,000, respectively, were pledged for public deposits.

The following summarizes sales of securities (in thousands):

	Year Ended December 31,
	2004	2003	2002

Proceeds from sale of securities	$5,578	12,772	38,020

Gross gains from sale of securities	134	440	440
Gross losses from sale of securities	(72)	(4)	(98)

Net gains	$62	436	342

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(2) Securities Available for Sale, Continued

Securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities available for sale:
U.S. Treasury securities	$-	-	(20)	2,095
U.S. Government agency securities	(177)	54,533	(3)	997
Tax exempt securities	(11)	997	-	-
Mortgage-backed securities	-	-	-	-
Mutual fund	-	-	(39)	1,961
Equity securities	-	-	-	-
Other securities	-	-	-	-
Total securities available for sale	$(188)	55,530	(62)	5,053

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The unrealized losses on investment securities available for sale were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the par value of the investments. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

The scheduled maturities of securities available for sale at December 31, 2004 are as follows (in thousands):

	Amortized Cost	Fair Value

Due in less than one year	$-	-
Due from one to five years	81,956	81,795
Due from five to ten years	300	300
Due in over ten years	17,707	18,213
Mortgage-backed securities	1,204	1,224
Mutual funds	2,000	1,961
Equity securities	129	129

	$103,296	$103,622

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(3) Loans

        The components of loans are summarized as follows (in thousands):

	At December 31,
	2004	2003
Residential real estate	$76,325	75,809
Commercial real estate	93,064	82,800
Commercial	89,704	66,341
Consumer	26,207	29,276

Total loans	$285,300	254,226

Deduct:
Net deferred loan fees	(431)	(454)
Allowance for loan losses	(3,350)	(3,441)

	$281,519	250,331

        An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Balance at beginning of year	$3,441	3,519	2,407

Loans charged-off	(460)	(174)	(425)
Recoveries	154	196	726

Net loans (charged-off) recovered	(306)	22	301

Provision (credit) for loan losses	215	(100)	811

Balance at end of year	$3,350	3,441	3,519

At December 31, 2004 and 2003 and for the years ending December 31, 2004, 2003 and 2002 there were no impaired loans outstanding.

        Nonaccrual and accruing past due loans were as follows (in thousands):

	At December 31,
	2004	2003

Nonaccrual loans	$117	729
Past due ninety days or more, but still accruing	34	120

	$151	849

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(4) Premises and Equipment

        Premises and equipment is summarized as follows (in thousands):

	At December 31,
	2004	2003

Land	$581	964
Building	732	913
Leasehold improvements	1,701	1,552
Furniture, fixtures and equipment	4,623	4,260

Total, at cost	7,637	7,689

Less accumulated depreciation and amortization	(4,611)	(4,207)

Net book value	$3,026	3,482

The Company leases certain banking offices. The lease terms range up to ten years. Some of the leases contain escalation clauses providing for increased rent expense based primarily on increases in the average consumer index or percentages stipulated in the lease agreements. Rental expense was approximately $1,478,000, $1,451,000 and $1,304,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Approximate future minimum annual rental payments under noncancellable leases are as follows (in thousands):

Year Ending December 31,	Amount

2005	$1,428
2006	1,621
2007	1,273
2008	1,136
2009	656
Thereafter	1,384

Total	$7,498

(5) Deposits
The aggregate amount of jumbo time deposits with a minimum denomination of $100,000, was approximately $25.5 million and $28.6 million at December 31, 2004 and 2003, respectively.

At December 31, 2004, the scheduled maturities of all time deposits are as follows (in thousands):

Year Ending December 31,	Amount

2005	$56,982
2006	14,827
2007	3,098
2008	407
2009 and thereafter	1,187

$76,501

(6) Other Borrowings
The Company enters into retail investment repurchase agreements with its customers requiring the Company to pledge securities as collateral for the balance in the accounts. At December 31, 2004 and 2003 the balance totaled approximately $28.0 million and $15.1 million, respectively and the Company pledged securities as collateral for these agreements with a carrying value of approximately $36.8 million and $20.9 million, respectively.

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(7) Federal Home Loan Bank Advances
        Maturities and interest rates on the Federal Home Loan Bank (“FHLB”) advances were as follows ($ in thousands):

Maturing in Year Ending	Interest	At December 31,
December 31,	Rate	2004	2003

2005	2.44% - 6.49%	18,555	15,875
2008	5.09%	5,000	5,000
2010	5.77% - 6.19%	10,000	10,000

Total		$33,555	30,875

At December 31, 2004, the FHLB has the option to call $20.0 million of the above advances at an earlier date than the maturity date. At December 31, 2004 and 2003, pursuant to the collateral agreement with the FHLB, advances are collateralized by the Company’s FHLB stock and a blanket lien on the Company’s qualifying first mortgage, one-to-four family residential loans.

(8) Contingencies
Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements. However, there are two related lawsuits presently pending in the circuit court of Palm Beach County, Florida. The Company instituted suit for replevin of certain bakery equipment. The claims are based upon allegations that the perfection of the Company’s security interest lapsed prior to the repossession. The Company denies any liability and is vigorously contesting the Plaintiff’s allegations. Although it is believed the Company will ultimately prevail, the litigation may pose significant risk. We are not able at this time to estimate the range of the potential loss, if any, with respect to the claims in one of the lawsuits. The estimated range of potential loss to the Company with respect to the other lawsuit relates to the value of the repossessed equipment and is in the range of $150,000.

(9) Financial Instruments
        The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31, 2004		At December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$12,734	12,734	12,943	12,943
Securities available for sale	103,622	103,622	69,344	69,344
Loans, net	281,519	284,582	250,331	254,899
Loans held for sale	2,545	2,545	3,084	3,084
Accrued interest receivable	2,322	2,322	2,072	2,072
Other securities	2,685	2,685	2,394	2,394

Financial liabilities:
Deposit liabilities	311,038	310,821	263,866	264,551
Other borrowings	28,001	28,001	15,050	15,050
Federal Home Loan Bank advances	33,555	34,293	30,875	33,190
Accrued Interest	397	397	393	393

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. All outstanding letters of credit at December 31, 2004 expire in 2005 and the Company has not recorded a liability for these letters of credit. The Company has collateral securing these agreements or guarantees, which in the event that the Company is required to fund the letters of credit, will result in no loss to the Company.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate when funded. A summary of the contractual amounts of the Company’s financial instruments, which approximate fair value, with off- balance sheet risk at December 31, 2004 follows (in thousands):

	Contractual Amount	Carrying Amount	Fair Value

Unfunded loan commitments at fixed rates	$720	-	-

Unfunded loan commitments at variable rates	$4,915	-	-

Available lines of credit	$51,349	-	-

Standby letters of credit	$3,299	-	-

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

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11) Income Taxes
        Allocation of Federal and state income taxes between current and deferred portions is as follows (in thousands):

Year Ended December 31, 2004:	Current	Deferred	Total
Federal	$1,230	(61)	1,169
State	$263	(11)	252

Total	$1,493	(72)	1,421

Year Ended December 31, 2003:
Federal	914	48	962
State	208	8	216

Total	$1,122	56	1,178

Year Ended December 31, 2002:
Federal	1,001	(307)	694
State	187	(52)	135

Total	$1,188	(359)	829

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows:

	Year Ended December 31,
	2004	2003	2002
Income taxes at statutory Federal rate	34%	34%	34%
Increase (decrease) in taxes resulting from:
State taxes, net of Federal tax benefit	4	4	3
Tax-exempt income, net of disallowed interest expense	(6)	(6)	(5)

Effective tax rates	32%	32%	32%

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(11)  Income Taxes, Continued
The  tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities relate to the following (in thousands):
	At December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$834	753
Accumulated depreciation	49	102
Stock incentive plan	52	28
Other	27	14

Deferred tax assets	962	897

Deferred tax liabilities:
Intangible asset	(98)	(106)
Accrued dividends	(6)	(5)

Total gross deferred tax liabilities	(104)	(111)

Net deferred tax assets	$858	786

(12)  Related Parties
The Company has entered into transactions with officers, directors and principal stockholders in the ordinary course of business. Loans to such related parties amounted to approximately $1,968,000 and $2,466,000 at December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, total principal additions were approximately $135,000 and total principal payments were approximately $633,000. Deposits from such related parties at December 31, 2004 and 2003 were approximately $5,241,000 and $3,979,000, respectively.

(13)  Profit Sharing Plan
The Company sponsors a 401(k) profit sharing plan (the “Plan”). The Plan is available to all employees electing to participate after meeting certain length-of-service requirements. The Company’s contributions to the Plan are discretionary and are determined annually. Expense relating to the Company’s contributions to the Plan was approximately $118,000, $92,000 and $79,000 for 2004, 2003 and 2002, respectively.

(14)  Deferred Compensation Plans
The Company had a deferred compensation plan for members of the Board of Directors. The plan permitted the directors to receive the Company’s common stock in lieu of cash as payment of their annual director’s retainer. During the year ending December 31, 2004, the Company elected to terminate the Directors Deferred Compensation Plan.

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(15)  Stock Award Plans
Certain key employees and the Company’s directors have options to purchase shares of the Company’s common stock under a nonqualified stock option plan adopted in 1994. In 1998, a new Incentive Compensation and Stock Award Plan (“1998 Plan”) was adopted under which both qualified and nonqualified options can be granted and stock can be awarded to employees as compensation. The Company’s Board of Directors in 2001 determined that all new options would be granted under the 1998 Plan. Directors options vest immediately and officers and employees vest over three or five years. A total of 400,000 options or shares can be granted to directors and employees of the Company under the 1998 plan. As of December 31, 2004, 4,130 options or shares remain available for grant. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price

Outstanding at December 31, 2001	359,052	$8.62 - 15.38	10.07	3,616

Options granted	113,334	11.95 - 14.75	12.47	1,413
Options exercised	(129,540)	9.00 - 11.25	9.61	(1,245)
Options forfeited	(31,319)	9.00 - 15.38	11.22	(351)

Outstanding at December 31, 2002	311,527	8.62 - 15.38	11.02	3,433

Options granted	82,605	15.15 - 24.15	16.74	1,383
Options exercised	(70,884)	8.62 - 16.30	11.34	(804)
Options forfeited	(13,162)	9.00 - 15.15	12.71	(167)

Outstanding at December 31, 2003	310,086	8.62 - 24.15	12.40	3,845

Options granted	14,000	28.00	28.00	392
Options exercised	(30,569)	9.00-28.00	12.16	(372)
Options forfeited	(2,282)	11.95-13.10	12.29	(28)

Outstanding at December 31, 2004	291,235	$9.00-28.00	$12.40	3,837

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2004, 2003 and 2002 was eighty-three months, eighty-six months and seventy-eight months, respectively.

These options are exercisable as follows:

Year Ending	Number of Shares	Weighted-Average Exercise Price

Currently	221,160	$12.18
2005	48,849	15.21
2006	21,226	18.87

	291,235	$12.40

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

Shares

Shares outstanding at December 31, 2001	15,309
Shares forfeited	(3,167)

Shares outstanding at December 31, 2002	12,142
Shares granted	10,891
Shares vested	(2,955)
Shares forfeited	(4,415)

Shares outstanding at December 31, 2003	15,663
Shares granted	5,900
Shares forfeited	(1,474)

Shares outstanding at December 31, 2004	20,089

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Company and the Bank met all capital adequacy requirements to which they are subject.

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(16)  Regulatory Matters, Continued
As of December 31, 2004, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company and the Bank’s actual capital amounts and percentages are also presented in the table ($ in thousands).

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	%	Amount	%	Amount	%
As of December 31, 2004:
Total capital to Risk-
Weighted Assets:
Consolidated	$37,818	12.65%	$23,911	8.00%	N/A	N/A
Bank	35,835	12.02	23,851	8.00	$29,814	10.00%
Tier I Capital to Risk-
Weighted Assets:
Consolidated	34,469	11.53	11,956	4.00	N/A	N/A
Bank	32,485	10.90	11,925	4.00	17,888	6.00
Tier I Capital
to Average Assets
Consolidated	34,469	8.10	17,023	4.00	N/A	N/A
Bank	32,485	7.64	17,002	4.00	21,252	5.00

As of December 31, 2003:
Total capital to Risk-
Weighted Assets:
Consolidated	34,556	13.40	20,624	8.00	N/A	N/A
Bank	31,619	12.31	20,544	8.00	25,681	10.00
Tier I Capital to Risk-
Weighted Assets:
Consolidated	31,331	12.15	10,312	4.00	N/A	N/A
Bank	28,406	11.06	10,272	4.00	15,408	6.00
Tier I Capital
to Average Assets
Consolidated	31,331	8.99	13,942	4.00	N/A	N/A
Bank	28,406	8.17	13,905	4.00	17,381	5.00

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(17) Stockholders’Equity
In 1999, the Company’s Board of Directors approved a stock repurchase program. The program was initially allocated $3.0 million and in 2000, the Board authorized up to an additional $3.0 million to be used to repurchase Company stock. As of December 31, 2004, the Company has repurchased 297,000 shares in treasury stock at a net cost of approximately $3.0 million.

The Company’s ability to pay cash dividends on its common stock is limited to the amount of dividends it could receive from the Bank plus its own cash and cash equivalents, which amounted to $861,000 at December 31, 2004. The amount of dividends the Bank is permitted to pay to the Company is restricted to 100% of its calendar year-to-date net earnings plus retained earnings for the preceding two years. Twenty percent of the net earnings in the preceding two-year period may not be paid in dividends, but must be retained to increase capital surplus until such surplus equals the amount of the Bank’s common stock then outstanding. In addition, no bank may pay a dividend at any time that net earnings in the current year when combined with retained earnings from the preceding two years produce a loss. Under Florida law, a Florida chartered commercial bank may not pay cash dividends that would cause the Bank’s capital to fall below the minimum amount required by Federal or Florida law.

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

	Year Ended December 31,
	2004	2003	2002

Weighted-average number of common shares outstanding	2,269,110	2,230,613	2,111,301
Effect of dilutive options	103,568	70,778	37,358

Weighted-average number of common shares outstanding used
to calculate diluted earnings per common share	2,372,678	2,301,391	2,148,659

(19)  Investment in Joint Venture
The Company was a joint venture partner in Pointe Capital, which was accounted for using the equity method of accounting. During 2003, Pointe Capital discontinued operating activities and in 2004 net assets of Pointe Capital were liquidated and the partnership was dissolved.

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20) Holding Company Financial Information

        The Holding Company’s unconsolidated financial information is as follows (in thousands):

Condensed Balance Sheets

	At December 31,

	2004	2003

Assets

Cash and cash equivalents	$861	1,666
Investment in subsidiaries	35,465	32,000
Other assets	1,117	1,255

Total assets	$37,443	34,921

Liabilities and Stockholders’ Equity

Other liabilities	2	4
Stockholders’ equity	37,441	34,917

Total liabilities and stockholders’ equity	$37,443	34,921

Condensed Statements of Earnings

	Year Ended December 31,

	2004	2003	2002

Revenues	$(72)	7	13
Expenses	(718)	(441)	(485)

Loss before earnings of subsidiaries	(790)	(434)	(472)
Earnings of subsidiaries	3,839	2,927	2,236

Net earnings	$3,049	2,493	1,764

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

(20) Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net earnings	$3,049	2,493	1,764
Adjustments to reconcile net earnings to net cash
used in operating activities:
Undistributed earnings of subsidiaries	(3,839)	(2,927)	(2,236)
Shares committed to participants in incentive stock plan	65	28	19
Decrease (increase) in other assets	367	327	(142)
(Decrease) increase in other liabilities	(2)	1	(1)

Net cash used in operating activities	(360)	(78)	(596)

Cash flows from financing activities:
Cash dividends paid on common stock	(817)	(536)	(421)
Proceeds from exercise of stock options	372	804	1,247

Net cash (used in) provided by financing activities	(445)	268	826

Net (decrease) increase in cash and cash equivalents	(805)	190	230

Cash and cash equivalents at beginning of the year	1,666	1,476	1,246

Cash and cash equivalents at end of year	$861	1,666	1,476

(21) Definitive Agreement

 On October 27, 2004 Pointe Financial Corporation (NASDAQ: PNTE) and its subsidiaries entered into a definitive   agreement to be acquired by The South Financial Group, Inc. (NASDAQ: TSFG), a bank holding company   incorporated in South Carolina. Pointe’s operations will be conducted through TSFG’s Florida banking subsidiary, Mercantile Bank. Under the terms of the agreement, which has ben unanimously approved by both   boards of directors, TSFG will issue fixed consideration of 2,554,022 shares of TSFG common stock and     $24,493,075 in cash for all outstanding PNTE shares, calculated on a fully diluted basis. PNTE shareholders    will have the right to elect to receive cash, TSFG common stock, or a mixture of cash and TSFG stock. Without   giving effect to any elections, this equates to $9.50 and 0.9906 TSFG shares for each fully diluted PNTE share.

Report of Independent Registered Public Accounting Firm on Supplementary Information

Pointe Financial Corporation
Boca Raton, Florida

       We have audited the accompanying consolidated financial statements of Pointe Financial Corporation and Subsidiaries at and for the year ended December 31, 2004, and have issued our report thereon dated February 23, 2005. Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidating information in the accompanying schedules is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position and results of operations of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

HACKER, JOHNSON & SMITH PA
Fort Lauderdale, Florida
February 23, 2005

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidating Balance Sheet
December 31, 2004
(in thousands)

	Pointe Financial Corporation	Pointe Bank	Pointe Financial Services	Eliminations		Consolidated

Assets

Cash and cash equivalents	$861	12,734	7	(868	) a	12,734
Securities available for sale	128	103,494	-	-		103,622
Loans, net	-	281,519	-	-		281,519
Loans held for sale	-	2,545	-	-		2,545
Accrued interest receivable	-	2,322	-	-		2,322
Premises and equipment, net	-	3,026	-	-		3,026
Other securities	-	2,685	-	-		2,685
Investment in subsidiaries	35,465	-	-	(35,465	) b	-
Branch acquisition intangible asset	-	2,732	-	-		2,732
Deferred income tax asset	29	829	-	-		858
Other assets	960	209	-	-		1,169

Total	$37,443	412,095	7	(36,333)		413,212

Liabilities and Stockholders’ Equity

Liabilities:
Deposits	-	311,906	-	(868	) a	311,038
Official checks	-	1,941	-	-		1,941
Federal Home Loan Bank advances	-	33,555	-	-		33,555
Other borrowings	-	28,001	-	-		28,001
Accrued interest payable	-	397	-	-		397
Advance payments by borrowers for taxes
and insurance	-	181	-	-		181
Other liabilities	2	656	-	-		658

Total liabilities	2	376,637	-	(868)		375,771

Stockholders’ equity:
Common stock	26	306	1	(307	) b	26
Additional paid-in capital	27,362	15,662	220	(15,882	) b	27,362
Retained earnings (accumulated deficit)	13,067	19,289	(214)	(19,075	) b	13,067
Accumulated other comprehensive income	202	201	-	(201	) b	202
Treasury stock	(3,000)	-	-	-		(3,000)
Stock incentive plan	(216)	-	-	-		(216)

Total stockholders’ equity	37,441	35,458	7	(35,465)		37,441

Total	37,443	412,095	7	(36,333)		413,212

(a)	to eliminate intercompany cash
(b)	to eliminate investment in subsidiaries

(continued)

POINTE FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidating Statement of Earnings
Year Ended December 31, 2004
(in thousands)

	Pointe Financial Corporation	Pointe Bank	Pointe Financial Services	Eliminations		Consolidated

Interest income:
Loans	$-	17,192	-	-		17,192
Securities available for sale	-	3,189	-	-		3,189
Other		256	-	-		256

Total interest income	-	20,637	-	-		20,637

Interest expense:
Deposits	-	2,900	-	-		2,900
Borrowings	-	1,924	-	-		1,924

Total interest expense	-	4,824	-	-		4,824

Net interest income	-	15,813	-	-		15,813

Provision for loan losses	-	215	-	-		215

Net interest income after credit for loan losses	-	15,598	-	-		15,598

Noninterest income:
Service charges on deposit accounts	-	2,077	-	-		2,077
Net realized gain on sale of securities	(72)	134	-	-		62
Earnings of subsidiaries	3,839	-	-	(3,839	) a	-
Loan correspondent fees	-	143	-	-		143
Other	1	1,082	-	-		1,083

Total noninterest income	3,768	3,436	-	(3,839)		3,365

Noninterest expenses:
Salaries and employee benefits	458	7,218	-	-		7,676
Occupancy and equipment	-	2,524	-	-		2,524
Advertising and promotion	53	124	-	-		177
Professional fees	559	334	-	-		893
Data processing	8	689	-	-		697
Amortization of intangible asset	-	242	-	-		242
Other	109	2,175	-	-		2,284

Total noninterest expenses	1,187	13,306	-	-		14,493

Earnings before income taxes	2,581	5,728	-	(3,839)		4,470

Income taxes (benefit)	(468)	1,889	-	-		1,421

Net earnings	$3,049	3,839	-	(3,839)		3,049

(a)    to eliminate subsidiary earnings

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

        The Company’s chief executive officer and chief financial officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, have concluded that such disclosure controls and procedures were effective to ensure that material information relating to the Company and required to be disclosed by the Company has been made known to them and has been recorded, processed, summarized and reported in a timely manner. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

        No change in internal control over financial reporting occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Company.

        The information contained under the caption “Election of Directors” to appear in the Company’s definitive proxy statement relating to the Company’s 2005 Annual Meeting of Stockholders (hereinafter referred to as the “Annual Meeting Proxy Statement”) or an amendment to this Form 10-K, which Annual Meeting Proxy Statement or amendment will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year covered by this report on Form 10-K, is incorporated herein by reference. Information concerning the executive officers of the Company is included in Part III of this Report on Form 10-K.

        The following table sets forth information concerning the executive officers of the Company and the Bank. The officers of the Company are elected annually by the board of directors.

Name	Position	Age

R. Carl Palmer, Jr.	Chairman of the Board, President and Chief Executive Officer of the Company; President and Chief Executive Officer of the Bank	64

Jean Murphy-Engler	Executive Vice President and Chief Operating Officer of the Company and Bank	42

Bradley R. Meredith	Senior Vice President and Chief Financial Officer of the Company and the Bank	51

John P. Dover	Senior Vice President/Business Banking Palm Beach and Broward Counties	55

John W. Lowery, Jr	Senior Vice President/Senior Credit Officer of the Bank	54

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

        Bradley R. Meredith. Mr. Meredith joined the Company and Bank in 1997, after eight years as Executive Vice President and Chief Financial Officer for First Family Financial Corporation in Central Florida. The majority of his twenty-three years of banking experience has been with community banks. Mr. Meredith graduated from DePaul University with a B.S. in Finance in 1982. Mr. Meredith received a diploma from the Graduate School of Banking at the University of Wisconsin in 1989. Mr. Meredith resides in Palm Beach County.

        John P. Dover. Mr. Dover joined the Company and Bank in 1995. He currently serves as Senior Vice President of Business Banking in Palm Beach and Broward Counties. Mr. Dover has thirty-two years of banking experience both in community banks and major regional banks. He served as Executive Vice President and Senior Lender for Continental Illinois Bank of Western Springs and held various positions with Northern Trust Corporation both in Chicago and Florida. Mr. Dover graduated from Valparaiso University in 1971 with a B.A. in Economics, and attended Keller Graduate School of Management. Mr. Dover resides in Palm Beach County.

        John W. Lowery, Jr. Mr. Lowery joined the Company and Bank in November 2000, after five years as Head of Credit Risk Management for Dresdner Bank Lateinamerika AG-Miami Agency. He has twenty-eight years banking experience that includes various credit and lending positions at First Union National Bank and Bank of America NT & SA. Mr. Lowery graduated from Southwest Texas State University with a B.B.A. in 1973 and from Barry University with a M.B.A. in 1984. Mr. Lowery resides in Miami-Dade County.

Item 11. Executive Compensation.

        The information contained under the caption “Executive Compensation” to appear in the Annual Meeting Proxy Statement or an amendment to this Form 10-K is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” to appear in the Annual Meeting Proxy Statement or an amendment to this Form 10-K is incorporated herein by reference.

Existing Stock Compensation Plans

        Heretofore, the Company has adopted, and the shareholders of the Company have approved, three equity compensation plans: (i) the 1998 Directors Deferred Compensation Plan (the “Directors Plan”); (ii) the 1998 Incentive Compensation and Stock Award Plan (the “Incentive Stock Plan”); and (iii) the 1994 Non-Statutory Stock Option Plan. During the year ending December 31, 2004, the Company elected to terminate the Directors Deferred Compensation Plan. The purpose of the Incentive Stock Plan, amended at the 2001 annual meeting to increase the number of shares of common stock available for grant and issuance under the plan to 400,000 shares, is to attract, motivate, retain and reward high quality executives and other employees, officers, directors and affiliates by enabling such persons to acquire or increase a proprietary interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders and providing such persons with annual and long-term performance incentives to expend their maximum efforts in the creation of shareholder value. In conjunction with the amendment of the Incentive Stock Plan, the Company’s Board has determined that no further options will be granted under the 1994 Non-Statutory Stock Option Plan.

        The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
1998 Incentive Compensation and Stock Award Plan	291,235*	$ 13.17	4,130
Total	291,235	$ 13.17	4,130

        *The 291,235 of securities to be issued upon exercise of outstanding options, warrants and rights associated with the “1998 Incentive Compensation and Stock Award Plan” is net of 82,246 options previously exercised and 20,089 of stock grants previously issued.

Item 13. Certain Relationships and Related Transactions.

        The information contained under the captions “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions”to appear in the Annual Meeting Proxy Statement or an amendment to this Form 10-K is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

        Aggregate fees billed to the Company for the fiscal years ended December 31, 2004 and December 31, 2003 by the Company’s independent registered public accounting firm are as follows:

Type of Fees	2004	2003
Audit Fees(1)	$64,000	$62,000
Audit-Related Fees(2)	–	–
Tax Fees(3)
	5,500	5,500
All Other Fees(4)
	6,000	–

Total	$75,500	$67,500

___________

(1) The services provided in exchange for these fees consisted of our annual audit and review of interim financial statements.
(2) We did not incur any audit-related fees during 2003 or 2004.
(3) The services provided in exchange for these fees consisted of the preparation of federal and state tax returns and tax consultations.
(4) In 2004, we engaged Hacker, Johnson & Smith, P.A. to perform a limited-scope audit of the Company’s 401(k) plan.

Audit Committee Pre-Approval Policies and Procedures

        The Audit Committee has established a policy and procedure to require the Audit Committee’s pre-approval before the independent auditor is engaged to render any audit or non-audit service to the Company. All of the fees paid to the Company’s independent auditor during 2004 and 2003 were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

        (a) The Following Documents are Filed as Part of this Report:

(1)	Financial Statements.

The following consolidated financial statements of the Company and the report of the independent certified public accountants thereon filed with this report:
Report of Independent Registered Public Accounting Firm (Hacker, Johnson & Smith, P.A.)
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Earnings for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2004, 2003 and 2002. Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.
Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules.

Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

(3)	Exhibits.*

2.1	Plan of Merger and Merger Agreement dated February 14, 1997 by and between Pointe Federal Savings Bank and Pointe Bank (Exhibit 2.1 to the Registrant’s Form SB-2 Registration Statement, File No. 333-49835, as initially filed with the Securities and Exchange Commission (the “SEC”) on April 9, 1998, the “Registration Statement”).
2.2	Agreement and Plan of Merger dated as of October 27, 2004 between The South Financial Group, Inc. and Pointe Financial Corporation (Exhibit 2.1 to the Form 8-K filed with the SEC on October 29, 2004).
3.1	Articles of Incorporation of the Registrant (Exhibit 3.1 to the Registration Statement).
3.2	By-Laws of the Registrant (Exhibit 3.2 to the Registration Statement).
4.1	Specimen Common Stock Certificate (Exhibit 4.1 to the Registration Statement).
10.1**	1994 Non-Statutory Stock Option Plan (Exhibit 10.1 to the Registration Statement).
10.2**	Deferred Compensation Plan (Exhibit 10.2 to the Registration Statement).
10.3	Office Lease Agreement dated October 8, 1986 by and between Centrum Pembroke, Inc. and Flamingo Bank (Exhibit 10.3 to the Registration Statement).
10.4	Lease dated as of July 15, 1992 between Konrad Ulmer and Pointe Savings Bank (Exhibit 10.4 to the Registration Statement).
10.6	Credit Agreement dated August 18, 1997 between Independent Bankers’ Bank of Florida and Pointe Bank (Exhibit 10.6 to the Registration Statement).
10.7	Credit Agreement dated October 14, 1997 between SunTrust Bank/Miami, N.A. and Pointe Bank (Exhibit 10.7 to the Registration Statement).
10.8	Agreement for Advances and Security Agreement with Blanket Floating Lien dated November 24, 1997 between Pointe Bank and the Federal Home Loan Bank of Atlanta (Exhibit 10.8 to the Registration Statement).
10.9	Equipment Sales and Software License Agreements between Information Technology, Inc. and Pointe Financial Corporation (Exhibit 10.9 to the Registration Statement).
10.10	Master Equipment Lease Agreement dated May 7, 1997 between Leasetec Corporation and Pointe Financial Corporation (Exhibit 10.10 to the Registration Statement).
10.11***	Letter Agreement dated March 9, 1995 between Pointe Financial Corporation and R. Carl Palmer, Jr. (Exhibit 10.11 to the Registration Statement).
10.12**	1998 Incentive Compensation and Stock Award Plan (Exhibit 10.12 to the Registration Statement).
10.13***	Employment agreement between the company and R. Carl Palmer, Jr. dated August 16, 1999 (Exhibit 10.13 to the 1999 Form 10-K filed with the SEC on February 23, 2000).
10.15***	Employment agreement between the company and Bradley R. Meredith dated August 16, 1999 (Exhibit 10.15 to the 1999 Form 10-K filed with the SEC on February 23, 2000).
10.16	Branch Purchase and Deposit Assumption Agreement by and between Pointe Bank and Republic Bank dated January 4, 2001, Amendment included (Exhibit 10.16 to the Form 10-QSB filed with the SEC on May 8, 2001).
10.17***	Employment agreement between the Company and Jean Murphy-Engler dated June 24, 2002 (Exhibit 10.17 to the Form 10-QSB filed with the SEC on August 9, 2002).
10.18***	Employment agreement between the Company and John P. Dover dated June 24, 2002 (Exhibit 10.18 to the Form 10-QSB filed with the SEC on August 9, 2002).
10.19	Amended and restated lease agreement dated May 13, 2002, by and between 21845 Powerline Road, Ltd. and Pointe Bank (Exhibit 10.19 to the Form 10-QSB filed with the SEC on November 13, 2002).
10.20	Standard Retail Lease Agreement dated June 25, 2002 between Marquesa, Inc. and Pointe Bank. (Exhibit 10.20 to the 2002 Form 10-K filed with the SEC on March 18, 2003).
10.21***	Employment Protection Agreement by and among John P. Dover, Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004 (Exhibit 10.1 to the Form 10-Q filed with the SEC on August 16, 2004).
10.22***	Employment Protection Agreement by and among John W. Lowery, Jr., Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004 (Exhibit 10.2 to the Form 10-Q filed with the SEC on August 16, 2004).
10.23***	Employment Protection Agreement by and among Bradley R. Meredith, Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004 (Exhibit 10.3 to the Form 10-Q filed with the SEC on August 16, 2004).

10.24***	Employment Protection Agreement by and among Jean Murphy-Engler, Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004 (Exhibit 10.4 to the Form 10-Q filed with the SEC on August 16, 2004).
10.25***	Employment Protection Agreement by and among R. Carl Palmer, Jr., Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004 (Exhibit 10.5 to the Form 10-Q filed with the SEC on August 16, 2004).
10.26***	Employment Protection Agreement by and among Charles D. Umberger, Pointe Bank and Pointe Financial Corporation, dated as of July 23, 2004 (Exhibit 10.6 to the Form 10-Q filed with the SEC on August 16, 2004).
10.27	Lease Agreement between 4035, Inc. and Pointe Bank, dated April 6, 2004 (Exhibit 10.7 to the Form 10-Q filed with the SEC on August 16, 2004).
10.28	Commercial Lease Agreement by and between 3700 Grand Avenue LLC and Pointe Bank, dated as of May 12, 2004 (Exhibit 10.8 to the Form 10-Q filed with the SEC on August 16, 2004).
14.1	Code of Business Conduct and Ethics.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Hacker, Johnson & Smith P.A.
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002.

____________

*        Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

**      Exhibits 10.1, 10.2 and 10.12 are compensatory plans or arrangements.

***    Contracts with Management.

(b) Exhibits to this Form 10-K are attached or incorporated herein by reference.

(c) Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POINTE FINANCIAL CORPORATION
Date:	March 30, 2005	By:	/s/ R. CARL PALMER, JR.
R. Carl Palmer, Jr., Chairman of the Board,
President and Chief Executive Officer

Date:	March 30, 2005	By:	/s/ BRADLEY R. MEREDITH
Bradley R. Meredith, Chief Financial Officer
and Senior Vice President

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. CARL PALMER, JR	Chairman of the Board, President	March 30, 2005
and Chief Executive Officer
R. Carl Palmer, Jr

/s/ TIMOTHY M. MCGINN	Vice Chairman of the Board	March 30, 2005

Timothy M. McGinn

/s/ BRADLEY R. MEREDITH	Chief Financial Officer,	March 30, 2005
Senior Vice President
Bradley R. Meredith

/s/ CLARITA KASSIN	Director	March 30, 2005

Clarita Kassin

/s/ MORRIS MASSRY	Director	March 30, 2005

Morris Massry

/s/ D. RICHARD MEAD, JR	Director	March 30, 2005

D. Richard Mead, Jr

/s/ JAMES L. HORAN	Director	March 30, 2005

James L. Horan

EXHIBIT INDEX

14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant
23.1	Consent of Hacker, Johnson & Smith P.A.
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002.