Form 10-K/A
period 2004-12-31
POINTE FINANCIAL CORP
filed 2005-04-29
CIK 917331

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K/A

AMENDMENT NO. 1

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

The Registrant had 2,295,324 shares of Common Stock outstanding on March 31, 2005.

*

Based on reported beneficial ownership of all directors and executive officers of the Registrant; this determination does not, however, constitute an admission of affiliated status for any of those individual stockholders.

EXPLANATORY NOTE

Pointe Financial Corporation (“Pointe”) is filing this Form 10-K/A to amend Part III, Items 10, 11, 12 and 13 of the Annual Report filed on Form 10-K for the fiscal year ended December 31, 2004, which was previously filed with the Securities and Exchange Commission on March 30, 2005 (the “Form 10-K”), to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended.

As a result of this amendment, Pointe is also filing as exhibits to this Form 10-K/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Form 10-K/A, Pointe is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendments described above, this Form 10-K/A does not modify or update the disclosures in, or exhibits to, the Form 10-K.

PART III

Item 10.

Directors and Executive Officers of the Company.

The Bylaws of the Company provide that the Board of Directors shall consist of not less than five nor more than twelve members, such number within the foregoing parameters to be set by the Board of Directors. The Bylaws further provide that the Board of Directors shall be divided into three classes of directors of as nearly equal numbers as possible, designated Class I, Class II and Class III, respectively, serving staggered three-year terms, with the term of a class expiring at each annual meeting of shareholders.

The following table sets forth information concerning each director of the Company, including the term to which they have been elected. The Company does not expect to have a 2005 annual meeting to elect directors because of its pending merger with The South Financial Group, Inc.

Name	Position	Age	Term Will Expire
James L. Horan	Director	60	2007
Clarita Kassin	Director	50	2007
Morris Massry	Director	75	2005
Timothy M. McGinn	Director, Vice Chairman of the Company	56	2006
D. Richard Mead, Jr.	Director	74	2005
R. Carl Palmer, Jr.	Director, Chairman of the Company	64	2006

James L. Horan. Mr. Horan was elected director at the 2003 annual meeting and re-elected at the 2004 annual meeting. Mr. Horan retired from KPMG LLPs Miami office, where he was the managing partner of the South Florida Business Unit from 1994 to 2002, the partner in charge of the tax practice from 1998 to 2002, the partner in charge of international tax practice from 1992 to 1996, and an international tax partner from 1979 to 1996. He joined KPMG’s Miami office in 1977 and was elected to the partnership in 1979. Prior to joining KPMG, he was director of taxation at WFC Corporation from 1975 to 1977, a member of the tax department of Arthur Andersen & Co. from 1970 to 1975, and served in the Peace Corps in Venezuela from 1967 to 1969. He earned his B.S. degree in accounting at Fordham University in 1967 and is a State of Florida Certified Public Accountant. Mr. Horan resides in Miami-Dade County.

Clarita Kassin. Ms. Kassin was elected a director of the Company at a regular meeting of the Company’s board held on November 13, 2000, following the death of her husband Roberto Kassin, and was subsequently elected a Class I director at the April 2001 annual meeting of shareholders and re-elected at the 2004 annual meeting. Ms. Kassin is a director and president of Foreign Financial Investment, Inc. She is also president and general partner in the Kassin Family Partnership, Ltd. From 1986 to 2000, she was one-third owner and corporate secretary of D’Oro Designs, fine jewelers, of Bay Harbor Islands. Ms. Kassin has been a resident of Miami-Dade County since 1978.

Morris Massry. Mr. Massry has been a director of the Company since 1994. He became a director of Flamingo Bank in 1988 and chairman of the board in 1989. Mr. Massry served as chairman of Pointe Bank until April 2002. Mr. Massry has been a partner in the real estate investment firm of Tri City Rentals in Albany, New York, since 1964. In 2000, the business name changed to Massry Realty Partners. Mr. Massry serves as a vice president and director of the State University Foundation, a director and former chairman of the Center for the Disabled, a director and former chairman of the United Way, and a trustee of Excelsior College, all in Albany, New York. Mr. Massry resides part of the year in Albany, New York, and part of the year in Miami-Dade County.

Timothy M. McGinn. Mr. McGinn became a director of the Company in 1994 and vice chairman in 1997. He became chairman of Pointe Bank in April 2002. Mr. McGinn is chairman and chief executive officer of Integrated Alarm Services Group, Inc. He has been the non-executive chairman of McGinn, Smith & Co., Inc. since

January 2003 and served as its chairman and as an executive officer from 1980 to 2002. Mr. McGinn has also served as the vice chairman of the New York Racing Association since 1998 and as a trustee since 1995. Mr. McGinn is a former director of St. Mary’s Hospital in Troy, New York. Mr. McGinn resides part of the year in Albany, New York, and the remainder of the year in Palm Beach County.

D. Richard Mead, Jr. Mr. Mead has been a director of the Company since 1998. Mr. Mead retired from Southeast Bank and Southeast Mortgage Company in June 1991. From 1979 to 1991 Mr. Mead was a senior vice president of Southeast Bank, in charge of the commercial real estate department. In addition, during the period 1976 to 1991, Mr. Mead was president and chief executive officer of Southeast Mortgage Company. Prior to 1976, he was an officer of D. R. Mead & Co., a family-owned commercial mortgage banking firm sold to Southeast Banking Corporation in 1970 and renamed Southeast Mortgage Company. Mr. Mead received his undergraduate degree from Duke University in 1952 and a graduate degree from Harvard Business School in 1954. From 1974 to 2000 he served as a director of Consolidated Paper Company and for several years during his tenure he served as chairman of its audit committee. Mr. Mead resides in the city of Coral Gables in Miami-Dade County.

R. Carl Palmer, Jr. Mr. Palmer joined the Company and Pointe Bank in 1995 as chief executive officer, president and director. He was elected to serve as chairman of the Company in November 2000. He began his banking career at Chemical Bank in New York in 1964. In 1979, he moved to South Florida as an executive vice president for Southeast Banking Corporation. From 1988 to 1991, he was president, chief operating officer and director of BancFlorida in Naples, Florida. In 1991, he became a Senior Associate with Martin W. Taplin & Associates, Inc., a real estate investment firm. Mr. Palmer received a B.A. from Dartmouth College in 1962, an M.B.A. from Amos Tuck School in 1963 and a J.D. from New York Law School in 1969. Mr. Palmer has served as a director of Integrated Alarm Services Group, Inc. since January 2003. Mr. Palmer resides in Palm Beach County.

The Board has surveyed each of its directors and determined that other than Mr. Palmer, each director is independent within the meaning of Rule 4200 of the listing standards of the National Association of Securities Dealers, Inc. (the “NASD”).

Audit Committees

Pursuant to the Company’s bylaws, the Board has established an Audit Committee as one of the four standing committees of the Board. During 2004, the Company’s Audit Committee was composed of Ms. Kassin and Messrs. Horan, Mead and McGinn. The Audit Committee Chairman is Mr. Horan. All members of the Audit Committee are “independent” as that term is defined in Rule 4200 of the NASD listing standards. Mr. Horan has been designated by the Board of Directors as the Audit Committee’s “financial expert” as defined in Item 401(h) of Regulation S-K. The Audit Committee performs activities, and reviews and makes recommendations, relating to the accounting controls, audit and financial statements of the Company. These include meeting with the Company’s independent accountants at least annually to review the scope and results of the annual audit and quarterly to discuss the review of the quarterly financial results, selecting the independent accountants to be retained by the Company, approving the services to be performed by the independent accountants prior to their engagement, meeting with appropriate financial personnel and internal auditors, and receiving and considering the accountants’ comments as to internal controls, accounting staff, management performance and procedures performed and results obtained in connection with the audit. The Committee operates pursuant to a written charter adopted by the Board of Directors, which was provided as Appendix A to the Company’s Proxy Statement for the annual meeting of its shareholders as filed with the Securities and Exchange Commission (the “Commission”) on March 17, 2004.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s executive officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities to file initial reports of ownership and reports of changes in ownership of the Company’s equity securities with the Commission and the NASD. The executive officers, directors and 10% stockholders are required by regulation to furnish the Company with copies of all such Section 16(a) filings made. Based on a review of filings made with the Commission, the Company believes that, during the fiscal year ended December 31, 2004, its officers, directors and holders of more than 10% of the Company’s common stock complied with all applicable Section 16(a) filing requirements.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics which applies to all of its directors and employees (the “Company Ethics Code”). A copy of the Company Ethics Code has been filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2005. The Company Ethics Code is posted on the Company’s internet website at www.pointebank.com under the information for “About Pointe.”

Item 11.

Executive Compensation.

Summary of Compensation

The following table shows all compensation paid to the Company’s chief executive officer and the Company’s other four most highly compensated officers during 2004 for all services rendered to the Company and its subsidiaries for each of the last three fiscal years.

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Awards Securities Underlying Options (1)	LTIP Payouts ($) (2)		All Other Compensation (3)

R. Carl Palmer, Jr.	2004	$270,000	122,370	—	486,000	(4)	43,753	(5)
Chief Executive Officer	2003	270,000	46,212	15,429	90,000		44,287	(5)
and President	2002	270,000	—	24,447	45,500		41,753	(5)

Jean Murphy-Engler	2004	$166,000	65,456	3,750	192,000	(4)	20,529
Chief Operating Officer	2003	160,000	17,528	7,619	18,750		16,871
Executive Vice President	2002	110,501	—	9,000	—		8,570

Bradley R. Meredith	2004	$132,000	40,765	1,250	150,000	(4)	15,522
Chief Financial Officer	2003	128,000	17,191	4,876	28,750		16,493
Senior Vice President	2002	125,000	5,784	6,288	14,000		14,179

John P. Dover	2004	$120,000	50,761	1,250	129,000	(4)	16,822	(6)
Commercial Lending	2003	115,000	17,368	4,381	11,250		9,097	(6)
Senior Vice President	2002	109,589	15,457	5,533	5,000		9,510	(6)

John W. Lowery, Jr.	2004	$112,000	45,809	1,250	123,000	(4)	13,554
Senior Credit Officer	2003	108,000	15,454	4,114	—		14,604
Senior Vice President	2002	104,585	12,339	5,282	—		13,360

_______________

(1)

All information relates to option grants; no grants of stock appreciation rights have been made by the Company.

(2)

Reflects the amounts paid to the named executive officer pursuant to a long-term incentive plan.

(3)

All Other Compensation consists of the Company’s contributions to the Company’s 401(k) plan for the benefit of the named executive officers and the Company’s portion of insurance premiums.

(4)

The Company typically pays out amounts earned under its long-term incentive plans in the fiscal quarter which follows the fiscal year when the payments come due. However, in anticipation of the merger with The South Financial Group, Inc., the Company made the long-term incentive payments due to each named executive officer for 2004 at the end of the 2004 fiscal year. Therefore, the amounts reflected in the LTIP Payout column include the payout for both the 2003 and 2004 fiscal years.

(5)

Includes Key Man Life Insurance premium of $15,300 and annual club membership fees.

(6)

Includes a portion of annual club membership fees.

Stock Option Grants

The following table sets forth certain information concerning the grant of stock options to the named executive officers during the fiscal year ended December 31, 2004.

OPTION GRANTS IN LAST FISCAL YEAR (1)

Name	No. of Securities Underlying Options Granted (#) (1) (2)	% of Total Options Granted to Employees In Fiscal Year	Exercise Price ($/Share) (3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5% ($)	10% ($)
R. Carl Palmer, Jr.	—	—	—	—	—	—

Jean Murphy-Engler	3,750	26.8%	$28.00	06/04/14	$10,763	$34,755

Bradley R. Meredith	1,250	8.9%	28.00	06/04/14	3,588	11,585

John P. Dover	1,250	8.9%	28.00	06/04/14	3,588	11,585

John W. Lowery, Jr.	1,250	8.9%	28.00	06/04/14	3,588	11,585

_______________

(1)

The Company has not granted any stock appreciation rights.

(2)

All options reflected in the table above were granted under the Company’s 1998 Incentive Compensation and Stock Award Plan. The options were granted with an exercise price equal to the fair market value of the Company’s common stock on June 4, 2004. The options will become exercisable based on the following vesting schedule: one-half vests after one year; one-quarter vests after two years; and the remaining one-quarter vests after three years.

(3)

The exercise price is based on the closing price of the Company’s common stock as reported on the Nasdaq National Market on the date of the grant.

Stock Option Exercises and Fiscal Year-End Values

The following table provides information about stock options exercised by the named executive officers during the fiscal year ended December 31, 2004, including the value realized upon exercise. In addition, this table describes the number of unexercised options and the value of unexercised in-the money options at the end of the 2004 fiscal year.

Aggregate Option Exercises in Last Fiscal Year and
Fiscal-Year-End Option Values (1)

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised in-the-Money Options at Fiscal Year-End (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
R. Carl Palmer, Jr.	—	—	82,171	18,405	$2,478,423	$497,722
Jean Murphy-Engler	1,000	$25,000	9,749	9,620	232,035	225,599
Bradley R. Meredith	2,750	86,625	23,500	5,967	697,578	151,603
John P. Dover	750	23,063	19,162	5,386	566,049	135,909
John W. Lowery, Jr.	5,897	103,622	10,516	3,047	303,672	71,934

_______________

(1)

The Company has not granted any stock appreciation rights.

(2)

The value of unexercised in-the-money options was calculated based on the difference between the market value per share at December 31, 2004 ($40.79) and the exercise price of the options.

Long-term Incentive Compensation

The following table sets forth awards made to the Company’s executive officers in 2004 under the Company’s long-term incentive plan. The plan provides the Company’s executive officers with the opportunity to receive cash incentive payments based upon the Company’s financial performance against a peer group of comparable publicly-traded community banks. Awards under the long-term incentive plan are earned over rolling three year performance periods, with the first period ending on December 31, 2006. A threshold, target and maximum incentive award has been established for each executive officer, equal to a percentage of such executive officer’s base salary at the beginning of the performance period. A similar award was made to the executive officers in 2003 for the three year performance period ending December 31, 2005.

Awards will be paid only to the extent that the threshold measures described in the plan are achieved. If minimum performance for the measures is below the threshold level, then no payout will occur. Awards are payable only if the executive remains employed by the Company at the end of the performance period, except the executive will be entitled to receive a prorated incentive payout prior to the end of a performance period in the event of such executive’s death, disability or retirement or a change of control of the Company.

LONG-TERM INCENTIVE PLANS – AWARDS IN LAST FISCAL YEAR (1)

Name	2004 Annual Salary	Performance Period (1)	Threshold Amount	Target Amount	Maximum Amount

R. Carl Palmer, Jr.	$270,000	3 years	$32,400	$64,800	$194,400

Jean Murphy-Engler	166,000	3 years	16,600	33,200	99,600

Bradley R. Meredith	132,000	3 years	10,550	21,100	63,300

John P. Dover	120,000	3 years	9,600	19,200	57,600

John W. Lowery, Jr.	112,000	3 years	8,950	17,900	53,700

_______________

(1) For the period commencing on January 1, 2004.

Compensatory Contracts and Arrangements

As of August 16, 1999, the Company entered into employment agreements with R. Carl Palmer, Jr., and Bradley R. Meredith. Each employment agreement provides for certain benefits, including severance pay and the continuation of insurance coverage, for a period of two years upon any of the following occurring after a change in control of the Company: (i) the employee’s voluntary termination for good reason; or (ii) termination of employment by the Company other than for cause or disability. The Employment Agreements provide that “good reason” exists if: (i) the employee is assigned duties and responsibilities inconsistent with his position or status; (ii) the Company has reduced the employee’s salary or failed to increase the same consistent with performance reviews; (iii) the Company requires the employee to relocate against the employee’s wishes or fails to reimburse the employee for a voluntary relocation; or (iv) the Company has failed to continue in effect any benefit plan in which the employee participated before the change in control or takes action adversely affecting such employee’s participation in any such plans. The employment agreements provide that “cause” exists when the employee: (i) commits an act constituting a felony or involving fraud or serious moral turpitude; (ii) willfully refuses, other than for incapacity, to substantially perform such employee’s duties where such refusal causes demonstrable material injury to the Company; or (iii) willfully engages in gross misconduct materially injurious to the Company.

As of June 24, 2002, the Company entered into Employment Agreements with Jean Murphy-Engler and John P. Dover. The Employment Agreements for Ms. Murphy-Engler and Mr. Dover contain similar terms to the Employment Agreements for Messrs. Palmer and Meredith described above.

As of July 23, 2004, the Company entered into employment protection agreements with each of the Company’s executive officers which provide for a severance payment, continued welfare benefits and career counseling in the event that such executive officer is terminated under certain circumstances within two years of a change of control of the Company. As of October 27, 2004, the Company amended the employee protection agreements for Messrs. Palmer, Dover and Lowery and Ms. Murphy-Engler to provide that such severance payment shall become payable upon the closing of the merger with The South Financial Group, even if the employment of such executive is not terminated.

Compensation Committee Interlocks and Inside Participation

During the 2004 fiscal year, the Compensation Committee of the Company consisted of Ms. Kassin and Messrs. Horan, Mead, and Massry. Mr. McGinn also served as a member of the Compensation Committee until February 1, 2004, when he resigned as a member of the Compensation Committee. Mr. McGinn is chairman of the board and chief executive officer of Integrated Alarm Services Group, Inc. (“IASG”). Mr. Palmer, the Company’s president and chief executive officer, is a member of the board of directors of IASG.

Compensation of Directors

The fiscal year for compensation of the Board of Directors of the Company and the Bank begins on April 1 and ends March 31. Directors who are also employees of the Company and the Bank do not receive compensation for service on the respective Boards. For the 12-month period ending March 31, 2005, directors who are not employees of the Company or the Bank received annual cash retainers of $42,000 for serving on the Board of Directors of the Company and the Bank. In addition to the Board retainer, Mr. Horan received a $10,250 cash retainer for his service as the chairman of the Audit Committee.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
1998 Incentive Compensation and Stock Award Plan	291,235	$13.17	4,130

_______________

(1)

The 1998 Incentive Compensation and Stock Award Plan was approved by the Company’s stockholders. The Company does not have any non-stockholder approved equity compensation plans.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company’s common stock as of March 31, 2005, by (i) each director of the Company; (ii) each executive officer of the Company; (iii) all directors and executive officers as a group; and (iv) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company’s common stock. At March 31, 2005, there were 2,295,324 shares of our common stock issued and outstanding.

	Shares Beneficially Owned (1)
Name and Address of Beneficial Owner	Number	Percent
Directors and Executive Officers
Clarita Kassin (2) 21471 Highland Lakes Boulevard North Miami, FL 33179	246,275	10.67%
Morris Massry (3) 255 Washington Avenue Extension Albany, NY 12205	59,261	2.58%
R. Carl Palmer, Jr. (4) 21845 Powerline Road Boca Raton, FL 33433	130,576	5.45%
Timothy McGinn (5) 15 Marion Avenue Albany, NY 12203	51,801	2.25%
Bradley R. Meredith (6) 22715 Camino Del Mar, #51 Boca Raton, FL 33433	39,826	1.71%
D. Richard Mead, Jr. (7) 4990 S.W. 72 Avenue Unit 105 Miami, FL 33155	36,690	1.59%
John P. Dover (8) 2632 N.W. 29th Avenue Boca Raton, FL 33434-6032	27,048	1.17%
John W. Lowery, Jr. (9) 11725 S.W. 134 Court Miami, FL 33186	21,460	*
Jean Murphy-Engler (10) 21845 Powerline Road Boca Raton, FL 33433	20,369	*
James L. Horan (11) 8260 S.W. 161st Street Miami, FL 33157	5,000	*
All directors and executive officers, as a group (12)	638,307	25.33%
Other 5% owners:
Millennium (13) c/o Millennium Management, L.L.C. 666 Fifth Avenue New York, New York 10103	212,444	9.26%

Barbara Wortley (14) 456 Alexander Palm Road Boca Raton, FL 33432	164,810	7.18%

_______________

*

Represents less than 1% of the outstanding shares of the Company’s common stock.

(1)

Based upon information provided by the respective beneficial owners as of February 28, 2005 and filings with the Securities and Exchange Commission made pursuant to the Securities Exchange Act of 1934, as amended. In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if such person has or shares voting power and/or investment power with respect to the security, or has the right to acquire beneficial ownership at any time within 60 days from March 31, 2005. As used herein, “voting power” includes the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.

(2)

Reflects 21,244 shares held personally by Ms. Kassin; 213,031 shares held by the Kassin Family Partnership Ltd., of which Ms. Kassin controls 100%; 9,000 shares that may be acquired by Ms. Kassin upon the exercise of stock options; and 3,000 shares that may be acquired by the Kassin Family Partnership Ltd. upon the exercise of stock options.

(3)

Reflects 59,261 shares held individually by Mr. Massry.

(4)

Reflects 30,000 shares held individually by Mr. Palmer; and 100,576 shares that may be acquired by Mr. Palmer upon the exercise of his options.

(5)

Reflects 8,583 shares held individually by Mr. McGinn; 2,615 shares held jointly by Timothy McGinn and his wife; 24,489 shares held by McGinn, Smith and Co., Inc.; 1,238 shares held by McGinn Smith Capital Holdings; 5,877 shares held by McGinn Smith Incentive Savings Plan and 9,000 shares that may be acquired by Mr. McGinn upon the exercise of his options. Does not include 2,540 shares owned or controlled by Mr. McGinn’s family members.

(6)

Reflects 10,359.3 shares held individually by Mr. Meredith; and 29,467 shares that may be acquired by Mr. Meredith upon the exercise of his options.

(7)

Reflects 24,690 shares held individually by Mr. Mead; and 12,000 shares that may be acquired by Mr. Mead upon the exercise of his options.

(8)

Reflects 3,250 shares held individually by Mr. Dover, and 24,548 shares that may be acquired by Mr. Dover upon the exercise of his options.

(9)

Reflects 8,897 shares held individually by Mr. Lowery; and 12,563 shares that may be acquired by Mr. Lowery upon the exercise of his options.

(10)

Reflects 1,000 shares held individually by Ms. Murphy-Engler; and 19,369 shares that may be acquired by Ms. Murphy-Engler upon the exercise of her options.

(11)

Consists of 5,000 shares that may be acquired by Mr. Horan upon the exercise of his options.

(12)

Includes 224,523 shares of common stock issuable upon the exercise of outstanding stock options exercisable within 60 days of March 31, 2005.

(13)

Based on a Schedule 13G filed with the Securities and Exchange Commission (the “Commission”) on February 14, 2005, Millenco, L.P., Millennium Management, L.L.C. and Israel A. Englander (referred to collectively as “Millennium”) each reported shared voting and investment power with respect to 212,444 shares (the “Millennium Shares”). Millennium Management, L.L.C. is the general partner of Millenco, L.P. and Israel A. Englander is the managing member of Millennium Management, L.L.C. As a result, Millennium reports that each may be deemed to share voting and investment power with Millenco, L.P. over the Millennium Shares.

(14)

On a Schedule 13D/A filed with the Commission on October 20, 2004, Ms. Barbara Wortley reported that she possessed sole voting and investment power with respect to 218,935 shares. However, in correspondence to the Company dated March 22, 2005, Ms. Wortley indicated that as a result of a recent sale of shares, she possessed sole voting and investment power with respect to 164,810 shares.

Change of Control

The shareholders of the Company have approved its merger with and into The South Financial Group, Inc. This merger is expected to occur in May 2005.

Item 13.

Certain Relationships and Related Transactions.

Certain directors and executive officers of the Company and the Bank, as well as certain members of their families and certain business entities with which they or their families are affiliated, are borrowers from the Bank. All such loans were made in the ordinary course of business, did not involve more than the normal risk of collection or present other unfavorable features, and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unaffiliated persons. All loans to directors and executive officers must be approved by the Board of Directors of the Bank.

During 2000, the Company entered into an Operating Agreement with First Integrated Capital Corporation (“FICC”) and formed an investment banking joint venture, Pointe Capital, LLC (“Pointe Capital”), owned equally by the Company and FICC. Pointe Capital is a Delaware limited liability company authorized to conduct business in the State of Florida. A distinct part of FICC’s business is to conduct community based investment banking activities through joint ventures. During 2000, the Company made an investment in Pointe Capital of $500,000. Concurrent with the investment in Pointe Capital the Company purchased 40,000 shares of FICC’s Series A Preferred Shares for a price of $200,000. Mr. McGinn is Chairman of the Board of FICC. During 2003, Pointe Capital discontinued operating activities. On April 22, 2004, the shares that the company purchased in FICC were converted into common stock and options in Integrated Alarm Services Group, Inc. (“IASG”). Mr. McGinn is chairman of the board and chief executive officer of IASG and R. Carl Palmer, Jr. is a member of IASG’s board of directors.

In December 2001, Pointe Bank made a term loan to Liberty Polyglas, Inc. in the aggregate principal amount of $1,250,000. The principal amount of this loan was increased to $1,500,000 in October 2003. The interest rate on the loan is the prime rate reported by the Wall Street Journal plus 1%. Barbara Wortley is the president and sole stockholder of Liberty Polyglas, Inc. and she and her husband Joseph G. Wortley each have provided personal guarantees for the loan. As of February 28, 2005, the outstanding amount of principal and interest due on the loan was approximately $1,375,000.

PART IV

Item 15.

Exhibits and Financial Statement Schedules.

(a)

The Following Documents are Filed as Part of this Report:

(1)	Financial Statements.
Previously filed as part of the Company’s Form 10-K on March 30, 2005.
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

10.27	Lease Agreement between 4035, Inc. and Pointe Bank, dated April 6, 2004 (Exhibit 10.7 to the Form 10-Q filed with the SEC on August 16, 2004).
10.28	Commercial Lease Agreement by and between 3700 Grand Avenue LLC and Pointe Bank, dated as of May 12, 2004 (Exhibit 10.8 to the Form 10-Q filed with the SEC on August 16, 2004).
10.29***	Letter Agreement dated October 27, 2004 between John P. Dover and The South Financial Group, Inc. (amending such executive’s Employment Protection Agreement).
10.30***	Letter Agreement dated October 27, 2004 between John W. Lowery, Jr. and The South Financial Group, Inc. (amending such executive’s Employment Protection Agreement).

10.31***	Letter Agreement dated October 27, 2004 between Jean Murphy-Engler and The South Financial Group, Inc. (amending such executive’s Employment Protection Agreement).
10.32***	Letter Agreement dated October 27, 2004 between R. Carl Palmer, Jr. and The South Financial Group, Inc. (amending such executive’s Employment Protection Agreement).
10.33**	Shareholder Value Plan.
10.34**	Long-Term Incentive Plan.
10.35**	Annual Incentive Plan.
14.1	Code of Business Conduct and Ethics (Exhibit 14.1 to the Form 10-K filed with the SEC on March 31, 2005).
21.1	Subsidiaries of the Registrant (Exhibit 21.1 to the Form 10-K filed with the SEC on March 31, 2005).
23.1	Consent of Hacker, Johnson & Smith P.A. (Exhibit 23.1 to the Form 10-K filed with the SEC on March 31, 2005).
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002 (Exhibit 32.1 to the Form 10-K filed with the SEC on March 31, 2005).
32.2	CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002. (Exhibit 32.2 to the Form 10-K filed with the SEC on March 31, 2005).

———————

*

Exhibits followed by a parenthetical reference are incorporated herein by reference from the documents described therein.

**

Exhibits 10.1, 10.2, 10.12, 10.33, 10.34 and 10.35 are compensatory plans or arrangements.

***

Contracts with Management.

(b)

Exhibits to this Form 10-K/A are attached or incorporated herein by reference.

(c)

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

POINTE FINANCIAL CORPORATION

Date:	April 29, 2005	By:	/s/ R. CARL PALMER, JR.
R. Carl Palmer, Jr., Chairman of the Board, President and Chief Executive Officer

Date:	April 29, 2005	By:	/s/ BRADLEY R. MEREDITH
Bradley R. Meredith, Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

10.29	Letter Agreement dated October 27, 2004 between John P. Dover and The South Financial Group, Inc. (amending such executive’s Employment Protection Agreement).
10.30	Letter Agreement dated October 27, 2004 between John W. Lowery, Jr. and The South Financial Group, Inc. (amending such executive’s Employment Protection Agreement).
10.31	Letter Agreement dated October 27, 2004 between Jean Murphy-Engler and The South Financial Group, Inc. (amending such executive’s Employment Protection Agreement).
10.32	Letter Agreement dated October 27, 2004 between R. Carl Palmer, Jr. and The South Financial Group, Inc. (amending such executive’s Employment Protection Agreement).
10.33	Shareholder Value Plan
10.34	Long-Term Incentive Plan
10.35	Annual Incentive Plan
31.1	CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.